Form 10-Q
period 1995-05-31
LEARONAL INC
filed 1995-07-14
CIK 58172

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  May 31, 1995
                  --------------

Commission File Number  0-3183
                       --------


                                 LeaRonal, Inc.
                               -----------------
             (Exact name of registrant as specified in its charter)


          New York                                          11-1717548
- -------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S.Employer
Incorporation or organization)                          Identification No.)


                 272 Buffalo Avenue, Freeport, New York  11520
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 868-8800
                             ----------------------
              (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes   X                     No
                      ---                        ---

As of July 10, 1995, 8,810,741 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries





                                     INDEX


                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at
         May 31, 1995 (Unaudited) and February 28, 1995                                   3

         Consolidated Condensed Statements of Income for the
         Three Months Ended May 31, 1995 and 1994 (Unaudited)                             4

         Consolidated Condensed Statements of Cash Flows for the Three Months
         Ended May 31, 1995 and 1994 (Unaudited)                                          5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                 7


Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                9


PART II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K                                              11

Signatures                                                                               11

                                   FORM 10-Q
                        LeaRonal, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           May 31, 1995      Feb. 28, 1995
                                                           ------------      -------------
                                                            (Unaudited)         (Note)

ASSETS                                                             (in thousands)
Current Assets
  Cash and cash equivalents                                $   16,493        $   14,761
  Investments available-for-sale                               11,420            11,010
  Investments held-to-maturity                                 11,140             9,695
  Receivables, less allowances                                 35,931            28,873
  Inventories                                                  22,379            21,592
  Deferred income taxes                                           801               847
  Other current assets                                          3,244             2,816
                                                           ----------        ----------
TOTAL CURRENT ASSETS                                          101,408            89,594

Investments in unconsolidated affiliates                       13,118            11,565

Property, plant and equipment                                  38,914            38,608
Less allowance for depreciation                            (   20,947  )     (   20,826  )
                                                           ----------        ----------
                                                               17,967            17,782

Patents at cost, less amortization                                526               507
Other assets                                                    3,723             3,234
                                                           ----------        ----------
TOTAL ASSETS                                               $  136,742        $  122,682
                                                           ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Dividend payable                                         $    1,365        $       --
  Accounts payable                                             11,701             5,963
  Accrued expenses and other liabilities                        5,562             5,257
  Income taxes                                                  4,081             2,642
  Current portion of long-term debt                               230               257
                                                           ----------        ----------
TOTAL CURRENT LIABILITIES                                      22,939            14,119

Long-term debt, less current portion                              499               523
Deferred income taxes                                           1,740             1,814
Minority interests                                              4,466             4,437
Stockholders' Equity
  Common stock, par value $1 per share - authorized
   15,000,000 shares, issued 9,361,550 shares
   including 552,049 shares at May 31, 1995 and
   558,874 shares at February 28, 1995 held in treasury         9,362             9,362
  Additional paid-in capital                                    9,570             9,609
  Retained earnings                                            84,012            81,675
  Unrealized holding losses on investments
   available-for-sale, net of income tax                   (        9  )     (      229  )
  Cost of common stock in treasury                         (    8,299  )     (    8,402  )
  Foreign currency translation adjustment                      12,462             9,774
                                                           ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                                    107,098           101,789

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $  136,742        $  122,682
                                                           ==========        ==========

- --------------------------------------------------------------------

Note: The balance sheet at February 28, 1995 has been taken from the audited financial statements at that date, and condensed. See notes to consolidated condensed financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended
                                                          May 31
                                             --------------------------------
                                                    1995            1994
                                                    ----            ----

                                             (in thousands-except share data)
Net sales                                       $   51,682      $   40,980
Interest income                                        482             337
Other income - net                                     697             743
                                                ----------      ----------
                                                    52,861          42,060
Costs and expenses:
  Cost of sales                                     37,622          30,838
  Selling, general and administrative                8,229           6,596
  Research and development                             771             694
  Interest expense                                      22              26
  Minority interests                                   345             266
                                                ----------      ----------
Total costs and expenses                            46,989          38,420
                                                ----------      ----------
Income before income taxes                           5,872           3,640

Income taxes                                         2,170             936
                                                ----------      ----------
NET INCOME                                      $    3,702      $    2,704
                                                ==========      ==========

Weighted average number of shares
  and common share equivalents outstanding       8,927,046       8,864,487

Net income per common share                     $      .41      $      .31
                                                ==========      ==========


See notes to consolidated condensed financial statements (unaudited).

                                  FORM 10-Q

                       LeaRonal, Inc. and Subsidiaries



               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                Three Months Ended
                                                                     May 31
                                                           ----------------------------
                                                                1995           1994
                                                                ----           ----
                                                                 (in thousands)
OPERATING ACTIVITIES
  Net income                                               $    3,702      $   2,704
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 870            776
    Provision for bad debts                                       293             78
    Equity in earnings of unconsolidated affiliates        (      158  )   (     234  )
    Deferred income taxes                                  (       60  )   (      36  )
    Minority interests                                            345            266
    Loss (gain) on sale of investments available-for-sale          13      (      32  )
    Changes in operating assets and liabilities:
      Receivables                                          (    6,970  )   (     826  )
      Inventories                                          (      706  )   (     204  )
      Other current assets                                 (      385  )   (     196  )
      Other receivables                                            60            122
      Accounts payable                                          5,661      (   1,009  )
      Accrued expenses and other liabilities                        6      (     166  )
      Income taxes payable                                      1,295            706
      Other                                                (      362  )   (     148  )
                                                           ----------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       3,604          1,801

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (net)
  and patents                                              (      855  )   (     485  )
  Proceeds from sales of investments available-for-sale            66            470
  Purchases of investments available-for-sale              (       41  )   (     245  )
  Purchases of investments held-to-maturity                (    6,043  )   (   3,365  )
  Redemption of investments held-to-maturity                    5,180          2,103
  Purchases of minority interests                          (      358  )
                                                           ----------      ---------

NET CASH USED IN INVESTING ACTIVITIES                      (    2,051  )   (   1,522  )

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)


                                                           Three Months Ended
                                                                 May 31
                                                     -----------------------------
                                                         1995             1994
                                                         ----             ----

                                                            (in thousands)

FINANCING ACTIVITIES
  Dividends paid                                                     $(   1,143  )
  Dividends paid to minority shareholders            $(      63  )
  Payments on debt                                    (      64  )   (       58  )
  Proceeds from exercise of stock options                    64               2
                                                     ----------      ----------
NET CASH USED IN FINANCING ACTIVITIES                (       63  )   (    1,199  )

Effect of exchange rate changes on cash and
  cash equivalents                                          242             157
                                                     ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,732      (      763  )

Cash and cash equivalents at beginning of the year       14,761          14,616
                                                     ----------      ----------
CASH AND CASH EQUIVALENTS AT
  END OF THE PERIOD                                  $   16,493      $   13,853
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                           $       17      $       53
  Income taxes                                              927             202



See notes to consolidated condensed financial statements (unaudited)

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1995 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1995 annual report to shareholders. The results of operations for the period ended May 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

   Inventories consist of the following:

                                May 31, 1995         Feb. 28, 1995
                                ------------         -------------
             Raw materials       $14,539,000         $13,483,000
             Finished goods        7,840,000           8,109,000
                                 -----------         -----------
                                 $22,379,000         $21,592,000
                                 ===========         ===========

   Domestic gold and silver inventories as of May 31, 1995 and 1994 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at May 31, 1995 and February 28, 1995 would have been $4,256,000 and $4,058,000 higher, respectively.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the three months ended May 31:

                                                       1995               1994
                                                       ----               ----
             Dividends declared                         May                May
             Dividends paid                            June               June
             Dividends per common share              $0.155              $0.14
             Number of outstanding shares
              on which dividend was declared      8,809,510          8,796,556
             Amount of dividends                 $1,365,000         $1,232,000


NOTE D - OTHER INCOME

Other income consists of the following for the three months ended May 31:

                                                       1995               1994
                                                       ----               ----
             Royalty income                      $  531,000         $  415,000
             Equity in earnings of
              unconsolidated affiliates             158,000            234,000
             Foreign currency gains (losses)     (   33,000  )           2,000
             Investment income and other             41,000             92,000
                                                 ----------         ----------
                                                 $  697,000         $  743,000
                                                 ==========         ==========

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended May 31, 1995 and May 31, 1994

   Net sales increased $10,702,000 or 26% to $51,682,000 in the May 1995 quarter. Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $6,008,000 or 34% to $23,890,000 in the May 1995 quarter. Process sales increased primarily in Europe and Asia and to a lesser extent in the United States. Precious metal content and other sales increased $4,694,000 to $27,792,000 in the May 1995 quarter due to increased precious metal content sales volume in the United Kingdom and the United States. The average gold price per troy ounce for the May 1995 and May 1994 quarters were $386 and $381, respectively.

   The decline of the U.S. dollar against certain foreign currencies had the impact of increasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' foreign currency sales into U.S. dollars. Process sales increased $1,135,000 and precious metal and other sales increased $1,400,000 due to the effect of currency rate changes on translated amounts.

   Cost of sales increased $6,784,000 or 22% in the May 1995 quarter. The increase was due to increased process sales in all locations and increased precious metal content sales from increased sales volume in the United Kingdom and the United States. The May 1995 quarter reflects increased gross profits of $3,918,000 or 39%, as well as an increase in the Company's overall gross profit percentage principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

   Selling, general, and administrative expenses increased $1,633,000 or 25% in the May 1995 quarter. The increase occurred principally in Europe and Southeast Asia as a result of additional sales and technical service specialists needed to meet customer requirements. During the May 1995 quarter, the average exchange rates used to translate expenses from the subsidiaries' functional currency into U.S. dollars resulted in an increase of approximately $400,000 in reported selling, general, and administrative expenses.

   Other income includes royalty income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income decreased $46,000 in the May 1995 quarter. Increased royalty income was offset by decreased earnings of unconsolidated affiliates and investment income and foreign currency losses.

   The effective income tax rate increased from 26% in the May 1994 quarter to 37% in the May 1995 quarter. In the May 1994 period, the

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Company's Swiss subsidiary reported lower effective tax rates due to a change in Swiss tax laws, the benefit of which was fully realized as of February 28, 1995.

    Net income increased $998,000 or 37% in the May 1995 quarter, primarily due to increased gross profit from increased sales, increased interest income, partially offset by increased selling, general, and administrative expenses, higher effective income tax rates, and decreased other income.

   The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the foreign operations financial statements from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the May 1995 quarter increased by $313,000 or 12% from the prior year due to the increase in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

   At May 31, 1995, the Company had working capital of $78,469,000 and current assets of $101,408,000, including $39,053,000 in cash, cash equivalents, and short term investments. The Company's immediate capital expansion requirements will be funded by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a)     Exhibits

          The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

   b) There were no reports on Form 8-K filed for the three months ended May 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          LeaRonal, Inc.
                                          -----------------
                                          (Registrant)




                                          /s/ Ronald Ostrow
                                          ----------------------------
                                          Ronald Ostrow
                                          President and
                                          Chief Executive Officer



                                          /s/ David Rosenthal
                                          ----------------------------
                                          David Rosenthal
                                          Vice President - Finance
                                          and Treasurer

Dated:  July 12, 1995

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.               Description
- -------             -----------

  27                Financial Data Schedule