Form 10-Q
period 1995-08-31
LEARONAL INC
filed 1995-10-13
CIK 58172

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   August 31, 1995
                   -----------------

Commission File Number    0-3183
                         --------


                                 LeaRonal, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            New York                                11-1717548
----------------------------------               ----------------
(State or other jurisdiction of                  (I.R.S. Employer
 Incorporation or organization)                  Identification No.)

                 272 Buffalo Avenue, Freeport, New York  11520
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 868-8800
                                ----------------
              (Registrant's telephone number, including area code)


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


                    Yes        X                     No
                             -----                          ------

As of October 6, 1995, 8,821,210 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries




                                     INDEX


                                                                                   Page No.
                                                                                   --------


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at
         August 31, 1995 (Unaudited) and February 28, 1995                             3

         Consolidated Condensed Statements of Income for the
         Three Months and Six Months Ended August 31, 1995 and 1994
         (Unaudited)                                                                   4

         Consolidated Condensed Statements of Cash Flows for the Six Months
         Ended August 31, 1995 and 1994 (Unaudited)                                    5

         Notes to Consolidated Condensed Financial Statements (Unaudited)              7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     9


PART II.  OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders                          12

Item 6.  Exhibits and Reports on Form 8-K                                             12

Signatures                                                                            13

                                   FORM 10-Q
                        LeaRonal, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   Aug. 31, 1995        Feb. 28, 1995
                                                                   -------------        -------------
                                                                    (Unaudited)            (Note)
ASSETS                                                                       (in thousands)
Current Assets
   Cash and cash equivalents                                           $ 17,766           $  14,761
   Investments available-for-sale                                        11,386              11,010
   Investments held-to-maturity                                           9,151               9,695
   Receivables, less allowances                                          36,525              28,873
   Inventories                                                           22,766              21,592
   Deferred income taxes                                                    823                 847
   Other current assets                                                   3,418               2,816
                                                                     ----------          ----------
TOTAL CURRENT ASSETS                                                    101,835              89,594

Investments in unconsolidated affiliates                                 11,010              11,565

Property, plant and equipment                                            40,757              38,608
Less allowance for depreciation                                         (21,315)            (20,826)
                                                                     ----------          ----------
                                                                         19,442              17,782

Patents at cost, less amortization                                          588                 507
Other assets                                                              4,145               3,234
                                                                     ----------          ----------
TOTAL ASSETS                                                           $137,020            $122,682
                                                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                    $ 12,117            $  5,963
   Accrued expenses and other liabilities                                 6,856               5,257
   Income taxes                                                           3,720               2,642
   Current portion of long-term debt                                        198                 257
                                                                     ----------          ----------
TOTAL CURRENT LIABILITIES                                                22,891              14,119

Long-term debt, less current portion                                        462                 523
Deferred income taxes                                                     1,737               1,814
Minority interests                                                        4,793               4,437
Stockholders' Equity
   Common stock, par value $1 per share - authorized
     15,000,000 shares, issued 9,361,550 shares
     including 540,940 shares at August 31, 1995 and
     558,874 shares at February 28, 1995 held in treasury                 9,362               9,362
   Additional paid-in capital                                             9,508               9,609
   Retained earnings                                                     86,486              81,675
   Unrealized holding gains (losses) on investments
     available-for-sale, net of income tax                                   82                (229)
   Cost of common stock in treasury                                      (8,124)             (8,402)
   Foreign currency translation adjustment                                9,823               9,774
                                                                     ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                              107,137             101,789

                                                                     ----------          ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $137,020            $122,682
                                                                     ==========          ==========


------------------------------------------------------------
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statements at that date, and condensed. See notes to consolidated condensed financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Six Months Ended                 Three Months Ended
                                                            August 31                         August 31
                                                       --------------------           ------------------------
                                                       1995            1994           1995                1994
                                                       ----            ----           ----                ----
                                                                (in thousands - except share data)
Net sales                                            $105,451        $84,410          $53,769           $43,430
Interest Income                                           939            696              457               359
Other income - net                                      1,342          1,458              645               715
                                                    ---------       --------         --------           -------
                                                      107,732         86,564           54,871            44,504

Costs and expenses:
  Cost of sales                                        76,969         63,558           39,347            32,720
  Selling, general and administrative                  16,582         13,156            8,353             6,560
  Research and development                              1,594          1,394              823               700
  Interest expense                                         69             47               47                21
  Minority interests                                      730            589              385               323
                                                    ---------        -------          -------           -------

Total costs and expenses                               95,944         78,744           48,955            40,324
                                                    ---------       --------         --------           -------

Income before income taxes                             11,788          7,820            5,916             4,180

Income taxes                                            4,245          2,074            2,075             1,138
                                                    ---------       --------         --------          --------

NET INCOME                                           $  7,543        $ 5,746          $ 3,841           $ 3,042
                                                    =========       ========         ========          ========


Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                           8,957,440      8,876,494        8,962,347         8,877,073


Net income per common share                             $ .84          $ .65            $ .43             $ .34
                                                       ======          =====            =====             =====


See notes to consolidated condensed financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                            August 31
                                                                 --------------------------------
                                                                    1995                 1994
                                                                    ----                 ----

                                                                          (in thousands)
OPERATING ACTIVITIES
  Net income                                                     $  7,543             $  5,746
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                              1,734                1,529
         Provision for bad debts                                      602                  190
         Dividends received in excess of earnings
           of unconsolidated affiliates                               560
         Equity in earnings of unconsolidated affiliates
           net of of dividends received                                                   (358)
         Deferred income taxes                                        (72)                (131)
         Minority interests                                           730                  589
         Loss on sales of investments available-for-sale               77                   19
         Changes in operating assets and liabilities:
           Receivables                                            (11,510)                (367)
           Inventories                                             (1,301)                 231
           Other current assets                                      (596)                (197)
           Other receivables                                          110                  256
           Accounts payable                                         9,421                 (563)
           Accrued expenses and other liabilities                   1,596                   28
           Income taxes payable                                     1,014                  649
           Other                                                     (840)                (988)
                                                                  -------              -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           9,068                6,633

INVESTING ACTIVITIES
  Purchases of property, plant and equipment
         and patents                                               (3,504)              (1,282)
  Proceeds from sales of investments available-for-sale               339                  512
  Purchases of investments available-for-sale                        (321)                (203)
  Purchase of investments held-to-maturity                         (8,596)              (5,699)
  Redemptions of investments held-to-maturity                       9,456                4,346
  Purchase of minority interest                                      (552)
                                                                  -------              -------
NET CASH USED IN INVESTING ACTIVITIES                              (3,178)              (2,326)


See notes to consolidated condensed financial statements (unaudited)

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                                   Six Months Ended
                                                                       August 31
                                                         --------------------------------------
                                                               1995                 1994

                                                                     (in thousands)

FINANCING ACTIVITIES
Dividends paid                                                $(2,732)                $(3,607)
Dividends paid to minority shareholders                           (64)
Payments on debt                                                 (130)                   (121)
Proceeds from exercise of stock options                           177                      19
                                                             --------                --------
NET CASH USED IN FINANCING ACTIVITIES                          (2,749)                 (3,709)

Effect of exchange rate changes on cash and
  cash equivalents                                               (136)                    524
                                                             --------                --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   3,005                   1,122

Cash and cash equivalents at beginning of the year             14,761                  14,615
                                                             --------                --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                        $17,766                $ 15,737
                                                             ========                ========


SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                    $    55                $    105
  Income taxes                                                  2,941                   1,639


See notes to consolidated condensed financial statements (unaudited)

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1995 annual report to shareholders. The results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

         Inventories consist of the following:

                                                    August 31, 1995      Feb. 28, 1995
                                                    ---------------      -------------
                       Raw materials                    $14,698,000        $13,483,000
                       Finished goods                     8,068,000          8,109,000
                                                        -----------        -----------
                                                        $22,766,000        $21,592,000
                                                        ===========        ===========


          Domestic gold and silver inventories as of August 31, 1995 and 1994 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at August 31, 1995 and February 28, 1995 would have been $4,247,000 and $4,058,000 higher, respectively.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

NOTE D - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the six months ended August 31:


                                                   1995                     1994
                                                   ----                     ----

         Dividends declared                        May                      May
         Dividends paid                            June                     June
         Dividends declared                        July                     July
         Dividends paid                            August                   August
         Dividends per common share:
           Quarter ended May 31                    $0.155                   $0.14
           Quarter ended August 31                 $0.155                   $0.14

         Number of outstanding shares
           on which dividend was declared:
           Quarter ended May 31                  8,809,510               8,796,556
           Quarter ended August 31               8,819,491               8,798,271

         Amount of dividends:
           Quarter ended May 31                 $1,365,000              $1,232,000
           Quarter ended August 31               1,367,000               1,232,000
                                                ----------              ----------
                                                $2,732,000              $2,464,000
                                                ==========              ==========

NOTE D - OTHER INCOME

Other income consists of the following:

                                                      Six Months Ended                  Three Months Ended
                                                         August 31                           August 31
                                                   ----------------------           -------------------------
                                                   1995              1994               1995             1994
                                                   ----              ----               ----             ----
Royalty income                                 $  982,000       $  841,000          $  451,000      $  426,000
Equity in earnings of
   unconsolidated affiliates                      344,000          509,000             186,000         275,000
Foreign currency gains (losses)                   (71,000)          10,000             (38,000)          7,000
Investment income and other                        87,000           98,000              46,000           7,000
                                               ----------        ---------           ---------       ---------
                                               $1,342,000       $1,458,000          $  645,000       $ 715,000
                                               ==========       ==========          ==========       =========

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended August 31, 1995 and August 31, 1994

         Net sales increased $21,041,000 or 25% to $105,451,000 in the August 1995 period. Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $11,714,000 or 32% to $48,571,000 in the August 1995 period. Process sales increased primarily in Europe and Asia and to a lesser extent in the United States. Precious metal content sales increased $9,276,000 to $54,624,000 in the August 1995 period due to increased precious metal content sales volume in the United States and the United Kingdom. The average gold price per troy ounce for the August 1995 and August 1994 periods were $386 and $382, respectively.

         The decline of the U.S. dollar against certain foreign currencies had the impact of increasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' foreign currency sales into U.S. dollars.
Process sales increased $1,727,000 and precious metal and other sales increased $2,900,000 due to the effect of currency rate changes on translated amounts.

         Cost of sales increased $13,411,000 or 21% in the August 1995 period. The increase was due to increased process sales in all locations and increased precious metal content sales from increased sales volume in the United States and the United Kingdom. The August 1995 period reflects increased gross profits of $7,630,000 or 37%, as well as an increase in the Company's overall gross profit percentage principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

         Selling, general, and administrative expenses increased $3,426,000 or 26% in the August 1995 period. The increase occurred principally in Europe and Southeast Asia as a result of additional sales and technical service specialists needed to meet customer requirements. During the August 1995 period, the average exchange rates used to translate expenses from the subsidiaries' functional currency into U.S. dollars resulted in an increase of approximately $724,000 in reported selling, general, and administrative expenses.

         Other income includes royalty income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income decreased $116,000 in the August 1995 period. Increased royalty income was offset by decreased earnings of unconsolidated affiliates and investment income and foreign currency losses.

         The effective income tax rate increased from 27% in the August 1994
period to 36% in the August 1995 period.   In the August 1994 period, the
Company's Swiss subsidiary reported lower effective tax rates due to a change in Swiss tax laws, the benefit of which was fully realized as of February 28, 1995. In addition, the August 1995 period includes additional income taxes attributable to a change in U.S. tax law which makes undistributed earnings of certain foreign subsidiaries subject to U.S. income tax rates.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         Net income increased $1,797,000 or 31% in the August 1995 period, primarily due to increased gross profit from increased sales, increased interest income, partially offset by increased selling, general, and administrative expenses, higher effective income tax rates, and decreased other income.

         The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the foreign operations financial statements from their functional currencies into U.S. dollars impacts the reported results of operations. Net income for the August 1995 period increased by $539,000 or 9% from the prior year due principally to the increase in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

         At August 31, 1995, the Company had working capital of $78,944,000 and current assets of $101,835,000 including $38,303,000 in cash, cash equivalents, and short term investments. The Company's immediate capital expansion requirements will be funded by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended August 31, 1995 and August 31, 1994

         Net sales increased $10,339,000 or 24% to $53,769,000 in the August 1995 quarter. Process sales increased $5,706,000 or 30% to $24,681,000 in the 1995 quarter. Process sales increased approximately 50% in Asia, approximately 37% in Europe, and approximately 9% in the United States. Precious metal content sales increased $4,299,000 in the August 1995 quarter due to increased sales volume in the United States. The average gold price per troy ounce for the August 1995 and August 1994 quarters were $386 and $384, respectively.

         Cost of sales increased $6,627,000 or 20% in the August 1995 quarter. The increase was due principally to increased process sales in all locations and increased precious metal content sales from increased sales volume in the United States. Gross profits increased $3,712,000 or 35% in the August 1995 quarter and the Company's overall gross profit percentage increased in the August 1995 quarter, principally due to the increase in process sales as a percentage of total sales.

         Selling, general, and administrative expenses increased $1,793,000 or 27% in the August 1995 quarter. The increase occurred principally in Europe and Southeast Asia as a result of additional sales and technical service specialists needed to meet customer requirements.

         Other income decreased $70,000 in the August 1995 quarter, principally due to decreased earnings of unconsolidated affiliates.

         The effective income tax rate increased from 27% in the August 1994 quarter to 35% in the August 1995 quarter. The August 1994 quarter includes a reduction in effective income tax rates related to changes in Swiss tax laws, the benefit of which were fully realized as of February 28, 1995.

         The effect of translating foreign operations financial statements from their functional currency into U.S. dollars impacts the results of operations. During the August 1995 quarter, the U.S. dollar weakened against the currencies of the Company's Swiss and German subsidiaries and Japanese unconsolidated affiliate. The impact was to increase net income in the August 1995 quarter by $206,000.

         Net income increased $799,000 or 26% in the August 1995 quarter, primarily due to increased gross profit from increased sales, increased interest income, and the effect of currencies on translated results of foreign operations, partially offset by increased selling, general, and administrative expenses and decreased other income and higher effective income tax rates.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Annual Meeting of Stockholders of the Registrant was held on July 18, 1995.

         b) Nine (9) directors, constituting the entire Board of Directors, were elected for a term of one year, and until the election and qualification of their successors. The following nominees were elected by the Stockholders.

                 Name                                          First became a Director
                 ----                                          -----------------------

                 Barnet D. Ostrow (Chairman)                              1953
                 Fred I. Nobel                                            1953
                 Sol Berg                                                 1972
                 Ronald F. Ostrow                                         1975
                 Irwin Lieber                                             1980
                 Arthur M. Winston                                        1980
                 Kenneth L. Stein                                         1987
                 Richard Kessler                                          1987
                 Carl N. Graf                                             1992

         c) The Stockholders approved the employment of Ernst & Young as auditors of the Corporation for the current fiscal year by a vote of 7,816,235 in favor, 7,740 against, and 5,735 withheld.



                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits

                 The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

         b) There were no reports on Form 8-K filed for the three months ended August 31, 1995.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                          PART II - OTHER INFORMATION




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 LeaRonal, Inc.
                                 -----------------
                                 (Registrant)




                                 /s/ Ronald Ostrow
                                 ------------------------------
                                 Ronald Ostrow
                                 President and
                                 Chief Executive Officer



                                 /s/ David Rosenthal
                                 ------------------------------
                                 David Rosenthal
                                 Vice President - Finance
                                 and Treasurer

Dated:  October 11, 1995

                                EXHIBIT INDEX

                     Exhibit 27 - Financial Data Schedule