Form 10-Q
period 1995-11-30
LEARONAL INC
filed 1996-01-16
CIK 58172

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549


                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   November 30, 1995
                    -----------------

Commission File Number    0-3183
                          ------

                                 LeaRonal, Inc.
                                 --------------
            (Exact name of registrant as specified in its charter)

            New York                                      11-1717548
 -----------------------------                         ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                        Identification No.)

                 272 Buffalo Avenue, Freeport, New York  11520
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (516) 868-8800
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes     X                     No
                    -------                        -------


As of January 9, 1996, 8,828,267 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries




                                     INDEX


                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets at
     November 30, 1995 (Unaudited) and February 28, 1995                     3

     Consolidated Condensed Statements of Income for the
     Nine Months and Three Months Ended November 30, 1995 and 1994
     (Unaudited)                                                             4

     Consolidated Condensed Statements of Cash Flows for the Nine Months
     Ended November 30, 1995 and 1994  (Unaudited)                           5

     Notes to Consolidated Condensed Financial Statements (Unaudited)        7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9


PART II.  OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K                                  12

Signatures                                                                  13

                                   FORM 10-Q
                        LeaRonal, Inc. and Subsidiaries
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                Nov 30, 1995        Feb.28,1995
                                                                ------------        -----------
                                                                (Unaudited)            (Note)
ASSETS                                                                   (in thousands)
Current Assets
     Cash and cash equivalents                                     $21,851             $14,761
     Investments available-for-sale                                 11,315              11,010
     Investments held-to-maturity                                    4,254               9,695
     Receivables, less allowances                                   39,175              28,873
     Inventories                                                    23,418              21,592
     Deferred income taxes                                             806                 847
     Other current assets                                            2,497               2,816
                                                                  --------            --------
TOTAL CURRENT ASSETS                                               103,316              89,594

Investments in unconsolidated affiliates                            10,883              11,565

Property, plant and equipment                                       48,342              38,608
Less allowance for depreciation                                    (22,187)            (20,826)
                                                                  --------            --------
                                                                    26,155              17,782

Patents at cost, less amortization                                     608                 507
Other assets                                                         3,857               3,234
                                                                  --------            --------
TOTAL ASSETS                                                      $144,819            $122,682
                                                                  ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                              $12,603              $5,963
     Accrued expenses and other liabilities                          7,767               5,257
     Income taxes                                                    3,829               2,642
     Current portion of long-term debt                                 671                 257
                                                                  --------            --------
TOTAL CURRENT LIABILITIES                                           24,870              14,119

Long-term debt, less current portion                                 3,334                 523
Deferred income taxes                                                1,712               1,814
Minority interests                                                   4,875               4,437
Stockholders' Equity
     Common stock, par value $1 per share - authorized
          15,000,000 shares, issued 9,361,550 shares
          including 536,065 shares at November 30, 1995 and
          558,874 shares at February 28, 1995 held in treasury       9,362               9,362
     Additional paid-in capital                                      9,486               9,609
     Retained earnings                                              89,244              81,675
     Unrealized holding gains (losses) on investments
           available-for-sale, net of income tax                       145                (229)
     Cost of common stock in treasury                               (8,061)             (8,402)
     Foreign currency translation adjustment                         9,852               9,774
                                                                  --------            --------
TOTAL STOCKHOLDERS' EQUITY                                         110,028             101,789

                                                                  --------            --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $144,819            $122,682
                                                                  ========            ========

--------------------------------------------------------------------------------
Note: The balance sheet at February 28, 1995 has been taken from the audited financial statements at that date, and condensed. See notes to consolidated condensed financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                          Nine Months Ended             Three Months Ended
                                             November 30                   November 30
                                          -----------------              -----------------
                                           1995         1994            1995          1994
                                           ----         ----            ----          ----
                                                  (in thousands - except share data)
Net sales                              $160,402     $132,067        $ 54,951      $ 47,657
Interest Income                           1,361        1,092             422           396
Other income - net                        2,332        1,943             990           485
                                        -------      -------          ------        ------
                                        164,095      135,102          56,363        48,538

Costs and expenses:
     Cost of sales                      116,855       99,448          39,886        35,890
     Selling, general and
          administrative expenses        25,716       20,214           9,134         7,058
     Research and development             2,431        2,092             837           698
     Interest expense                       166           74              97            27
     Minority interests                   1,159          931             429           342
                                        -------      -------          ------        ------

Total costs and expenses                146,327      122,759          50,383        44,015
                                        -------      -------          ------        ------

Income before income taxes               17,768       12,343           5,980         4,523
Income taxes                              6,099        3,243           1,854         1,169
                                        -------      -------          ------        ------

NET INCOME                             $ 11,669     $  9,100        $  4,126      $  3,354
                                        =======      =======          ======        ======

Weighted average number of shares of
     common stock outstanding         8,997,341    8,877,212       9,006,226     8,878,996

Earnings per share:
Net income per common share            $   1.30     $   1.03        $    .46      $    .38
                                        =======      =======          ======        ======



See notes to consolidated condensed financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                           November 30
                                                                       --------------------
                                                                       1995            1994
                                                                       ----            ----

                                                                          (in thousands)
OPERATING ACTIVITIES
     Net income                                                     $11,669          $9,100
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                2,679           2,318
         Provision for bad debts                                        872             323
         Dividends received in excess of earnings
              of unconsolidated affiliates                              244
         Equity in earnings of unconsolidated affiliates
              net of dividends received                                                (554)
         Deferred income taxes                                         (130)           (161)
         Minority interests                                            1159             931
         Loss on sales of investments available-for-sale                 57             250
         Changes in operating assets and liabilities:
            Receivables                                             (12,764)         (2,489)
            Inventories                                              (1,981)           (982)
            Other current assets                                        340            (586)
            Other receivables                                           168             343
            Accounts payable                                          8,226             996
            Accrued expenses and other liabilities                    2,470             713
            Income taxes payable                                      1,077             682
            Other                                                      (623)           (903)
                                                                     ------          ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            13,463           9,981

INVESTING ACTIVITIES
     Purchases of property, plant and equipment (net)
         and patents                                                (11,170)         (2,206)
     Proceeds from sales of investments available-for-sale            3,808             557
     Purchases of investments available-for-sale                     (3,507)           (397)
     Purchase of investments held-to-maturity                        (8,609)        (11,735)
     Redemptions of investments held-to-maturity                     14,635           8,021
     Purchase of minority interest                                     (552)
                                                                     ------          ------
NET CASH USED IN INVESTING ACTIVITIES                                (5,395)         (5,760)


See notes to consolidated condensed financial statements (unaudited)

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                                       Nine Months Ended
                                                                          November 30
                                                                       -----------------
                                                                       1995            1994
                                                                       ----            ----
                                                                          (in thousands)
FINANCING ACTIVITIES
Dividends paid                                                      $(4,099)        $(4,839)
Dividends paid to minority shareholders                                (468)           (118)
Payments on debt                                                       (196)           (178)
Proceeds from exercise of stock options                                 218              50
Proceeds from loan                                                    3,406
                                                                    -------         -------
NET CASH USED IN FINANCING ACTIVITIES                                (1,139)         (5,085)

Effect of exchange rate changes on cash and
     cash equivalents                                                   161             466
                                                                    -------         -------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                      7,090            (398)

Cash and cash equivalents at beginning of the year                   14,761          14,616
                                                                    -------         -------
CASH AND CASH EQUIVALENTS
     AT END OF THE PERIOD                                           $21,851         $14,218
                                                                    =======         =======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                        $4,859          $2,659
     Income taxes                                                       167             145


See notes to consolidated condensed financial statements (unaudited)

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1995 annual report to shareholders. The results of operations for the period ended November 30, 1995 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

     Inventories consist of the following:

                       November 30, 1995        Feb. 28, 1995
                       -----------------        -------------
          Raw materials      $15,196,000          $13,483,000
          Finished goods       8,222,000            8,109,000
                              ----------          -----------
                             $23,418,000          $21,592,000
                             ===========          ===========


     Domestic gold and silver inventories as of November 30, 1995 and 1994 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at November 30, 1995 and February 28, 1995 would have been $4,247,000 and $4,058,000 higher, respectively.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the nine months ended November 30:

                                        1995              1994
                                        ----              ----
     Dividends declared                 May               May
     Dividends paid                     June              June
     Dividends declared                 July              July
     Dividends paid                     August            August
     Dividends declared                 September         September
     Dividends paid                     October           October
     Cash dividends per common share:
       Quarter ended May 31             $0.155            $0.14
       Quarter ended August 31          $0.155            $0.14
       Quarter ended November 30        $0.155            $0.14
     Number of outstanding shares
       on which dividend was declared:
       Quarter ended May 31             8,809,510         8,796,556
       Quarter ended August 31          8,819,491         8,798,271
       Quarter ended November 30        8,821,660         8,799,196

     Amount of dividends

       Quarter ended May 31            $1,365,000        $1,232,000
       Quarter ended Aug. 31            1,367,000         1,232,000
       Quarter ended Nov. 30            1,367,000         1,232,000
                                        ---------         ---------
                                       $4,099,000        $3,696,000
                                       ==========        ==========

NOTE D - OTHER INCOME

Other income consists of the following:

                              Nine Months Ended   Three Months Ended
                                    November 30        November 30
                               -----------------  ------------------
                                1995      1994      1995      1994
                                ----      ----      ----      ----
                                          (in thousands)
 Royalty income               $1,488    $1,313      $506      $472
 Equity in earnings of
   unconsolidated
   affiliates                    661       747       317       238
 Foreign currency gains
   (losses)                      (71)        2         -        (8)
Investment income and
   other                         254      (119)      167      (217)
                                 ---      ----       ---      ----

                              $2,332    $1,943      $990      $485
                              ======    ======      ====      ====

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended November 30, 1995 and November 30, 1994

     Net sales increased $28,335,000 or 21% to $160,402,000 in the November 1995 period. Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $16,466,000 or 28% to $74,286,000 in the November 1995 period. Process sales increased primarily in Europe and Asia and to a lesser extent in the United States. Precious metal content sales increased $10,010,000 to $80,647,000 in the November 1995 period due to increased precious metal content sales volume in the United States. The average gold price per troy ounce for the November 1995 and November 1994 periods were $385 and $384, respectively.

     The decline of the U.S. dollar against certain foreign currencies had the impact of increasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' sales from their functional currency into U.S. dollars. Process sales increased $2,097,000 and precious metal and other sales increased $2,833,000 due to the effect of currency rate changes on translated amounts.

     Cost of sales increased $17,407,000 or 18% in the November 1995 period. The increase was due to increased process sales in all locations and increased precious metal content sales from increased sales volume in the United States. The November 1995 period reflects increased gross profits of $10,928,000 or 34%, as well as an increase in the Company's overall gross profit percentage principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

     Selling, general, and administrative expenses increased $5,502,000 or 27% in the November 1995 period. The increase occurred principally in Europe and Southeast Asia as a result of additional sales and technical service specialists needed to meet customer requirements. During the November 1995 period, the average exchange rates used to translate expenses from the subsidiaries' functional currency into U.S. dollars resulted in an increase of approximately $936,000 in reported selling, general, and administrative expenses.

     Other income includes royalty income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income increased $389,000 in the November 1995 period. Increased royalty income, investment income, and other income were partially offset by decreased earnings of unconsolidated affiliates and foreign currency losses.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     The effective income tax rate increased from 26% in the November 1994 period to 34% in the November 1995 period. In the November 1994 period, the Company's Swiss subsidiary reported lower effective tax rates due to a change in Swiss tax laws, the benefit of which was fully realized as of February 28, 1995.

     Net income increased $2,569,000 or 28% in the November 1995 period, primarily due to increased gross profit from increased sales, increased interest income, increased other income, partially offset by increased selling, general, and administrative expenses, and higher effective income tax rates.

     The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the foreign operations financial statements from their functional currencies into U.S. dollars impacts the reported results of operations. Net income for the November 1995 period increased by $707,000 or 8% from the prior year due principally to the increase in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

     At November 30, 1995, the Company had working capital of $78,446,000 and current assets of $103,316,000 including $37,420,000 in cash, cash equivalents, and short term investments. The Company's immediate capital expansion requirements will be funded by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended November 30, 1995 and November 30, 1994

     Net sales increased $7,294,000 or 15% to $54,951,000 in the November 1995 quarter. Process sales increased $4,752,000 or 23% to $25,715,000 in the 1995 quarter. Process sales increased approximately 47% in Asia, approximately 36% in Europe, and approximately 10% in the United States. Precious metal content sales increased $734,000 in the November 1995 quarter due to increased sales volume in the United States, which was partially offset by decreases in the United Kingdom. The average gold price per troy ounce for the November 1995 and November 1994 quarters were $384 and $389, respectively.

     Cost of sales increased $3,996,000 or 11% in the November 1995 quarter. The increase was due principally to increased process sales in all locations and increased precious metal content sales from increased sales volume in the United States. Gross profits increased $3,298,000 or 28% in the November 1995 quarter and the Company's overall gross profit percentage increased in the November 1995 quarter, principally due to the increase in process sales which have a higher gross margin as a percentage of total sales.

     Selling, general, and administrative expenses increased $2,076,000 or 29% in the November 1995 quarter. The increase occurred principally in Europe and Southeast Asia as a result of additional sales and technical service specialists needed to meet customer requirements.

     Other income increased $505,000 in the November 1995 quarter, principally due to increased investment and other income, increased royalty income, and increased earnings of unconsolidated affiliates.

     The effective income tax rate increased from 26% in the November 1994 quarter to 31% in the November 1995 quarter. The November 1994 quarter includes a reduction in effective income tax rates related to changes in Swiss tax laws, the benefit of which were fully realized as of February 28, 1995.

     The effect of translating foreign operations financial statements from their functional currency into U.S. dollars impacts the results of operations. During the November 1995 quarter, the U.S. dollar weakened against the currency of the Company's Swiss subsidiary. The impact was to increase net income in the November 1995 quarter by $168,000.

     Net income increased $772,000 or 23% in the November 1995 quarter, primarily due to increased gross profit from increased sales, increased other income, and the effect of currencies on translated results of foreign operations, partially offset by increased selling, general, and administrative expenses and higher effective income tax rates.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries



                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

     b) There were no reports on Form 8-K filed for the three months ended November 30, 1995.

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





                                         LeaRonal, Inc.
                                         -----------------
                                         (Registrant)




                                         /s/ Ronald F. Ostrow
                                         -----------------------------
                                         Ronald F. Ostrow
                                         President
                                         and Chief Executive Officer



                                         /s/ David Rosenthal
                                         -----------------------------
                                         David Rosenthal
                                         Vice President - Finance
                                         and Treasurer

Dated:  January 12, 1996

                                EXHIBIT INDEX
                                -------------



                   Exhibit No. 27    Financial Data Schedule