Form 10-K
period 1996-02-29
LEARONAL INC
filed 1996-05-29
CIK 58172

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 1996   Commission file number 0-3183

                                 LeaRonal, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                    11-1717548
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  272 Buffalo Avenue, Freeport, New York 11520
               --------------------------------------------------
               (Address of principal executive office) (Zip code)

        (Registrant's telephone number, including area code) 516-868-8800

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                                  Name of each exchange on which registered
- ------------------------------------                 -----------------------------------------
Common Stock, par value $1 per share                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock, $1 par value -- $227,309,000 (based on the last sale price thereof reported on the consolidated tape for May 8, 1996).

         At May 8, 1996, 8,827,550 shares of the registrant's Common Stock, $1 par value, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on July 16, 1996 are incorporated by reference into Part I and Part III.

                                     PART I

ITEM 1.      BUSINESS

General

         LeaRonal, Inc. was incorporated in 1953 under the laws of the State of New York. The business of LeaRonal, Inc. and its subsidiaries (hereinafter "the Company") consists of the development, production, sale and worldwide distribution of specialty chemical additives and other products used by the connector, printed circuit board, semiconductor, and industrial metal finishing industries. In addition to its facilities in the United States, the Company has subsidiaries located in England, Switzerland, Germany, France, Hong Kong, Singapore, Taiwan, and South Korea, and 50% owned affiliates in Japan and Italy to serve its worldwide customer base. The Company's specialty chemical additives are proprietary and the majority of them are patented.

         In the five fiscal years ended February 29, 1996, the Company's precious metal electroplating processes accounted for approximately 60% of the Company's net sales volume but less than 50% of the Company's income before income taxes. The disproportionate contribution of the precious metal processes to sales as compared to income is principally due to the high cost of the precious metal content of such processes, which is included as a component of sales, and is generally priced at the market price on the date of shipment.

         Aside from its sales of precious metal electroplating processes, the Company produces and markets in excess of 100 other electroplating processes and chemical additives relating to the deposition of nickel, tin, copper, zinc, and other metals. The users of the Company's nonprecious metal processes generally provide their own metals. In addition, the Company has, over the years, expanded its product line to include non-electroplating specialty chemicals used in the fabrication of printed circuit boards and other electronic components.

         The following table sets forth, for the five fiscal years ended February 29, 1996, the division of the Company's net sales as among its precious metal processes, non-precious metal processes and other products, and the precious metal content (primarily gold) of its electroplating processes:

                           1996       1995       1994       1993       1992
                         --------   --------   --------   --------   --------

                                             (in Thousands)

  Precious Metal
   Processes             $ 19,465   $ 16,099   $ 14,892   $ 13,885   $ 12,712

  Non-Precious Metal
   Processes               80,562     62,380     55,243     55,555     48,037
                         --------   --------   --------   --------   --------

  ALL PROCESSES           100,027     78,479     70,135     69,440     60,749

  Precious Metal
   Content                105,557     93,485     75,383     64,800     63,637

  Other Products*           6,041      5,040      5,549      4,934      4,709
                         --------   --------   --------   --------   --------

  NET SALES              $211,625   $177,004   $151,067   $139,174   $129,095
                         ========   ========   ========   ========   ========


- -------------------------


* Primarily consists of sales of electroplating equipment, supplies and other products.

         In fiscal 1996, there were no sales to any one customer in excess of 10% of net sales. No single customer accounted for more than 3% of all process sales in any of said years. The loss of any one customer would not have a material adverse effect on the Company's business.

Gold Electroplating Processes

         Gold electroplating over base metals is used in order to inexpensively achieve certain chemical and metallurgical properties of solid gold, such as resistance to tarnish and corrosion, solderability, conductivity and heat emissivity.

         The majority of the Company's sales of gold electroplating processes are made to the electronics industries; the balance is made to manufacturers of decorative items like watches, spectacle frames, and jewelry. The Company has developed a number of processes for gold electroplating, used in the production of semiconductors, printed circuit boards and electrical contacts, all of which are components of such end use items as: guidance systems, telecommunications equipment, computers, consumer appliances, electrical equipment and electronic games.

         The Company's gold electroplating processes are distributed to several hundred customers, which include many of the world's largest electronics and electrical equipment manufacturers.

         Most of the Company's gold electroplating processes have been patented or have patents pending, and are sold under various trade names including AUROGLO(R)*, AURONAL(R), AUROVEL, AUROGLEAM, AURODURE(R), ENDURAGLO(R), AUROJET, AUROSPEED, AUROSPOT, AUROTAB, RONOVEL and DECRONAL.

         Gold metal used in the production of chemical additives for the Company's gold electroplating processes is purchased at unregulated market prices which vary from day to day. During the past five fiscal years, the New York market price of gold has fluctuated between approximately $300 and $500 an ounce. On May 8, 1996, the New York market price for gold was $395.

         The Company maintains an inventory of gold metal and, accordingly, may achieve profits or suffer losses in the value of its inventory as a result of market fluctuations. However, the Company does not hold gold for investment purposes and believes that its practice of purchasing and pricing the gold metal content of its gold electroplating processes on a current basis tends to minimize such profits or losses over the long term. The price which the Company charges its customers for the gold metal content of its gold electroplating processes is generally the market price of gold on the date of shipment. The Company does not believe that the fluctuations in the price of gold have had a material adverse effect on its sales of gold electroplating processes; however, there is no assurance that future fluctuations in the price of gold will not have such effect on sales.


- -----------------------------

* (R) indicates the existence of a registered trademark.

Other Precious Metal Processes

         The Company offers a series of palladium, palladium-nickel, and silver electroplating processes primarily for use in the electronics and decorative industries. These systems, called PALLADURE, PALLAMET, and SILVERJET respectively, provide, in certain instances, a suitable substitute for existing plated finishes.

Non-Precious Metal Electroplating Processes

         The Company's non-precious metal electroplating processes are distributed to over 2,000 customers. In the fiscal year ended February 29, 1996, no single customer or distributor accounted for more than 5% of the Company's net sales of such processes.

         The Company offers a number of patented acid copper electroplating processes for plating printed circuit boards sold under the trade name COPPER GLEAM. These processes offer significant technological advantages over previous processes and have gained wide acceptance in the industry. Newer versions of COPPER GLEAM have kept pace with increasing demands for the production of more sophisticated printed circuit boards.

         The Company is the exclusive U.S. and Canadian licensee for bright acid zinc electroplating processes known as SLZ, SLZ PLUS, and MILLENIUM. The Company also sells a line of alkaline zinc plating processes under the name ZINCAL. All of these processes are cyanide-free and non-polluting.

         The Company manufactures and markets a tin electroplating process known as TINGLO CULMO. This process is used primarily in the electronic and electrical equipment industries to deposit a bright tin finish on semiconductors, integrated circuits, and printed circuit boards.

         The Company sells a tin-lead electroplating bath called PLUTIN LA. This system, which is primarily used to plate printed circuit boards, has many advantages over the conventional tin- lead plating baths.

         A complete line of patented tin and tin-lead alloy plating processes, known as SOLDERON, has gained wide acceptance in electronics markets. These processes eliminate the use of toxic and difficult to dispose of chemicals in addition to providing technological advantages over all earlier chemistries. The Company has a dominant position in the sales of these processes, which are being expanded into additional markets worldwide.

         RONSTAN TP represents the first new tin plating process introduced to the steel industry in over forty years. This process allows for the continuous coating of steel sheet with pure tin and offers both environmental and technical advantages over prior technology.

         SOLDERON PC has achieved a strong position as the tin-lead plating process of choice in the printed circuit industry. This is due in large part to the fact that the process eliminates the environmental problems associated with earlier fluoborate type chemistry.

         SOLDERON SC and SOLDERON LG are used extensively for plating semiconductor lead frames and capacitors respectively and SOLDERON MHS is the industry leader for wire plating.

         In contrast to the Company's gold, silver, and palladium electroplating processes, where the precious metal is offered by the Company as a component of the process, in most of the processes described above, the Company supplies only the specialized chemical additives necessary for the process, and the user supplies the metal and other chemicals. The raw materials required for these processes are in adequate supply.

         The Company continues to focus its efforts in the area of environmentally benign and cost effective processes.

Other Products

         The Company has a license agreement with Tokyo Ohka (TOK), a Japanese company, which gives it the exclusive rights to manufacture and sell a complete line of photoimageable solder masks, under the name of RONASCREEN OPSR and RONACOAT OPSR. The market for these items in the printed circuit board industry is large, although competitive. The Company believes its technology has technical advantages over existing processes which could enhance the Company's opportunities for significant market acceptance of its imaging products.

         The Company also offers, under licensing agreements with TOK, dry film photoresists for sale in Europe, Southeast Asia, and South America.

Research and Development

         The Company's research and development program is particularly important due to rapid technological changes and advances in the industries the Company serves. For example, in order to keep pace with changing technology in the electronics industries, the Company maintains an extensive worldwide research program and pilot plating facilities to simulate production conditions. Amounts expended on research and development during fiscal 1996, 1995, and 1994 were approximately $3,406,000, $2,815,000, and $2,504,000, respectively. It is the Company's policy to write off all research and development expenditures in the year in which incurred.

         In addition to the corporate research facilities in Freeport, New York, research is also conducted at other Company facilities in both Europe and the Far East. Programs are coordinated among LeaRonal and its subsidiaries to maximize efficiency.

Recent Developments

         In order to increase market penetration with its RONACOAT Imaging products, the Company has introduced a line of automated equipment for electrostatic coating of these products. To date, six of these systems have been sold and installed in the United States. In addition, the Company has successfully introduced its RONASCREEN OPSR into competitive electrostatic coating systems and in 1995 began offering products for other application techniques such as curtain coating.

         The Company is continuing its research in the area of direct metallization of printed circuit boards. There is a significant market for this technology to meet demands for environmentally acceptable processes. The Company introduced CONDUCTRON, a complete system for direct metallization of plated through holes which is being well received by the printed circuit board industry. This technology overcomes many of the technical and environmental problems encountered with conventional processes and can be applied in fully automated equipment. Competitive processes have simultaneously been offered by a number of other suppliers.

         In addition, the Company continues to expand its line of specialty items such as cleaners and film strippers which it offers to the printed circuit industry.

Patents and Licenses

         The Company maintains an active program of obtaining patents to protect the results of its research and development program. While the majority of the Company's processes are patented and it regards its patents as important to its business, it does not believe that its sales are materially dependent upon any particular patent or group of related patents. As of February 29, 1996, the Company owned in excess of 100 patents, and had many domestic and foreign patent applications pending. There is no assurance that United States or foreign patent applications filed will result in patents. It is the Company's policy to amortize the cost of patents over the life of the respective patents.

         The Company is the licensee under several license agreements for the use of certain patent rights of other corporations. These licenses relate to certain aspects of the Company's zinc electroplating processes, strippers, and imaging products. Some of these licenses are subject to the right of cancellation prior to the expiration of the patents to which they relate, and there is no assurance that such right will not be exercised prior thereto. The Company believes that the cancellation of these licenses would not have a materially adverse effect on the Company.

         From time to time, the Company grants licenses to unconsolidated affiliates and unrelated suppliers for the manufacture and sales of products for which the Company receives royalties. Royalty income for fiscal 1996, 1995, and 1994 was approximately $2,004,000, $1,801,000, and $1,440,000, respectively.

Domestic Distribution and Technical Services

         The Company markets its processes and products directly and through certain independent distributors located in various parts of the United States. The Company's Sales and Technical Services departments work with these distributors and directly with the Company's ultimate customers to satisfy customers' requirements.

         Sales made through distributors, the largest one of which accounted for less than 10% of the Company's net sales during the fiscal year ended February 29, 1996, are in all cases subject to the customary distributors' discount. The Company does not believe that there was any significant difference in profitability between direct sales and those made through distributors.

Foreign Operations

         The Company's specialty chemicals are also manufactured by its subsidiaries. LeaRonal (UK) plc ("UK") located in Buxton, Derbyshire, England, and LeaRonal AG ("AG") located in Lucerne, Switzerland, each have complete laboratory and manufacturing facilities for the manufacture and sale of substantially all of the Company's products and processes. Certain of the Company's products are also manufactured at its other European and Asian facilities.

         UK markets the Company's processes throughout Great Britain and to many countries on the European continent, through its affiliates and a limited number of independent distributors. UK has been in operation for more than 30 years and affords the Company a base of operations for Europe. During the Company's five fiscal years ended February 29, 1996, UK accounted for the following percentages of the Company's operating profit: 1996 - 21%; 1995 - 22%; 1994 -19%; 1993 -
24%; and 1992 - 25%. For a discussion of items impacting 1996 earnings, see Management's Discussion and Analysis of Operations.

         AG was formed in September 1971 to manufacture and market the Company's products and processes in Switzerland, Austria, Germany and Southeast Asia. In Germany, these products are sold by LeaRonal GmbH. In Southeast Asia, these products are sold through LeaRonal (S.E. Asia) ("SEA"), as well as subsidiaries in Taiwan, Korea, and Singapore. 82% of the outstanding stock of LeaRonal SEA is owned by LeaRonal AG and the remaining approximately 18% is owned by its employees. For the Company's five fiscal years ended February 29, 1996. LeaRonal AG (including SEA) accounted for the following percentages of the Company's operating profit: 1996 - 47%; 1995 - 44%; 1994 - 43%; 1993 - 40%; and 1992 -
35%. Approximately 93% of the outstanding stock of AG is owned by the Company, the remaining 7% being owned by its employees.

         In January 1995, LeaRonal Singapore and an office in Malaysia were formed to better serve our customers in those countries.

         In March 1974, LeaRonal France (formerly Ronal-Chimie S.A.) was formed to market the Company's products and processes in France. In January 1987, the Company relocated to a new facility offering improved manufacturing, sales, service and administrative capabilities to its customer base. Approximately 85% of the outstanding stock of LeaRonal France is owned by the Company; the remaining 15% is owned by its employees.

         In 1977, the Company acquired 30% of the outstanding stock of Surpro B.V. (a Netherlands company) and 70% of Surpro GmbH (a German company which changed its name to LeaRonal GmbH). These companies were formerly independent distributors of the Company's products in the Dutch and German markets. In 1983, the Company exchanged its 30% stock interest in Surpro B.V. for an additional 30% stock interest in LeaRonal GmbH, making the German company a wholly owned subsidiary. In May, 1990, an expansion of the Company's manufacturing and customer service laboratories was completed in Birkenfeld, Germany.

         In June 1970, Japan Ronal, Inc. was formed by the Company and Japan Meltex, a non-affiliated Japanese company, each of which owns 50% of the outstanding stock, to manufacture and sell the Company's products. A new research facility was completed and dedicated in June 1990, at Miyahara, Japan. At the same time, the name of the Company was changed to LeaRonal Japan. Sales of the Company's products continue to be carried out by Japan Meltex, with technical support provided by LeaRonal Japan.

         The Company and its subsidiaries are subject to the usual risks of doing business abroad, including currency fluctuations, restrictions on the transfer of funds, price controls and import and export restrictions.

Foreign and Domestic Operations and Export Sales

         Information pertaining to foreign and domestic operations, export sales and sales by geographic area is included in Note 6 of Notes to Consolidated Financial Statements for the three fiscal years ended February 29, 1996 and is incorporated herein by reference.

Employee Relations

         The Company had approximately 650 employees worldwide as of February 29, 1996, of which over 100 are graduate engineers or holders of other technical degrees. The Company has enjoyed excellent relations with its employees and has never experienced a work stoppage.

         The Company provides a number of employee benefits, including a 401(k) savings plan, group life, long-term disability and comprehensive medical and dental insurance.

Competition

         The Company believes that it is one of the principal worldwide suppliers (although not necessarily the largest) of specialty chemical additives to the electronics and metal finishing industries.

         The Company has a limited number of competitors. Its products, however, are sold under highly competitive conditions, in which the Company competes with certain corporations having substantially greater financial resources. The markets in which the Company's products are sold experience rapid technological changes in which new products are constantly being developed which may replace or reduce the demand for older products. The Company's ability to compete successfully in the future depends not only on its efficiency in production, marketing and sales, but also on its skill in developing new products.

Backlog

         The Company does not generally have a substantial backlog of customers' orders because the Company's production is principally on a job order basis. Certain of the Company's customers furnish purchase orders for future delivery; however, the aggregate of such purchases is not significant.

Environmental Matters

         The Company believes that its operations are substantially in compliance with all applicable environmental regulations, and that no significant adverse affect upon capital expenditures, earnings and competitive positions will result from continued compliance therewith.

ITEM 2.      PROPERTIES

         The Company owns three buildings in Freeport, New York. The first is a one-story building containing approximately 46,000 square feet of which 15,000 square feet are utilized for executive, administrative, and sales offices, and the remaining 31,000 square feet are utilized for research laboratories, warehousing, manufacturing, and customer services. The second building contains laboratories, production, and warehouse facilities. The purchase of the land of
1.25 acres and building containing 40,000 square feet was financed with funds provided through the Nassau County Industrial Development Agency and Chemical Bank. The cost of this facility was approximately $2,600,000. In April 1995, the Company purchased a 17,000 square foot building adjacent to its Freeport facility for $980,000 and commenced a complete renovation of the offices, research and development, and warehousing spaces. The Company previously leased this building.

         The Company leases a one-story building containing approximately 19,000 square feet in Addison, Illinois (a suburb of Chicago), for laboratory, warehousing and related office purposes at an initial annual base rental of $108,000, payable monthly, for a term expiring July 31, 1999.

         The Company owns a one-story building purchased in fiscal 1986 containing approximately 34,000 square feet in Orange County, California, for manufacturing, warehousing, and related office purposes. The cost of this facility was approximately $1,250,000.

         In November 1989, the Company entered into a lease for the rental of 19,000 square feet of manufacturing and office space in Orange, California, in the vicinity of its main manufacturing facility. The lease is for seven years, with optional renewals to extend the term to 15 years. The initial annual base rental is $108,000, plus taxes and maintenance.

Commencing November 1, 1993, the Company subleased the manufacturing and warehouse portion of this building which previously housed the Company's dry film photoresist operations. The sublease expires February 28, 1997, the date the initial lease term expires.

         LeaRonal UK owns a laboratory, manufacturing, and refining facility totalling in excess of 40,000 square feet in Buxton, Derbyshire, England. During fiscal 1995, LeaRonal UK purchased additional land near its Buxton site, and during fiscal 1996, the Company constructed a new building to house its imaging operations on this site.

         LeaRonal AG owns a modern, 25,000 square foot multi-story facility in Lucerne, Switzerland, which is used for production, laboratories, and administration.

         LeaRonal France owns a one story, 18,000 square foot building in Lyon, constructed in 1986, which houses offices, customer service labs, production facilities, and a warehouse.

         LeaRonal GmbH, located in Birkenfeld, owns a multi-story, 14,000 square foot facility which houses offices, customer service laboratories, a warehouse, and a limited production area.

         LeaRonal Taiwan has purchased approximately 21,000 sq. ft. of land on which a new 15,000 sq. ft. facility will be constructed.

         In September 1995, LeaRonal (S.E. Asia) purchased a new 50,000 sq. ft. building in the Fanling section of Hong Kong. The cost of this building was approximately $6,000,000. This building will be used as the center of the Company's southeast Asian operations and will house laboratories, production facilities, offices, and warehousing space. LeaRonal (S.E. Asia) intends to occupy the facility by the summer of 1996.

         During 1995, LeaRonal Singapore purchased a new one-story, 22,000 sq. ft. building to support its expanding customer base in that country. The cost of this building was approximately $1,125,000.

         The Company's production facilities are in good condition and are generally being utilized on a one-shift basis. The Company believes that its present facilities should be adequate for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

         There is no material litigation pending or threatened against the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and its symbol is LRI. The following table indicates the quarterly high and low sale prices for LeaRonal Common Stock on the New York Stock Exchange and cash dividends declared for the past two years:

                                                     Year Ended
                                                     ----------
                       February 29, 1996                              February 28, 1995
                       -----------------                              -----------------
                     Sale Price          Cash                         Sale Price            Cash
Quarter              ----------          Dividends                    ----------            Dividends
Ended         High              Low      Declared                High             Low       Declared
- -----         ----              ---      --------                ----             ---       --------

May 31        20-3/8            17-3/4   15 1/2(cent)            15-3/4           14-5/8    14(cent)
Aug. 31       24-7/8            20       15 1/2(cent)            18-1/2           15        14(cent)
Nov. 30       28-7/8            21-3/4   15 1/2(cent)            19-5/8           17-3/8    14(cent)
Feb. 29       28-1/8            23       15 1/2(cent)            21-1/4           17-3/4    14(cent)


   Approximate number of record holders of Common Stock on May 8, 1996: 3,500.

ITEM 6.       SELECTED FINANCIAL DATA

LEARONAL, INC. AND SUBSIDIARIES

         The following selected consolidated financial data for the five fiscal years ended February 29, 1996 should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing herein in Item 8:

                       (in thousands except share amounts)

                                1996           1995         1994           1993            1992
                                ----           ----         ----           ----            ----

  Net sales                $  211,625    $  177,004    $  151,067    $  139,174    $  129,095

  Income before
   cumulative effect of
   accounting change       $   15,595    $   12,429    $   10,337    $    8,740    $    7,892
  Cumulative effect of
   accounting change                                                        181
                           ----------    ----------    ----------    ----------    ----------
  Net income               $   15,595    $   12,429    $   10,337    $    8,921    $    7,892

  Earnings per share:
   Income before
    cumulative effect of
    accounting change      $     1.74    $     1.40    $     1.18    $     1.00    $      .90
   Cumulative effect of
    accounting change                                                       .02
                           ----------    ----------    ----------    ----------    ----------
  Net income
   per share               $     1.74    $     1.40    $     1.18    $     1.02    $      .90
  Total assets             $  145,698    $  122,682    $  108,214    $  101,000    $  100,138
  Working capital          $   77,116    $   75,475    $   66,374    $   59,155    $   57,600
  Property, plant and
   equipment - net         $   29,060    $   17,782    $   16,515    $   17,155    $   19,097
  Long-term debt, less
   current portion         $    3,066    $      523    $      734    $    1,031    $    1,362
  Stockholders' equity     $  111,667    $  101,789    $   89,827    $   81,747    $   80,293
  Cash dividends
   per share               $      .62    $      .56    $      .52    $      .50    $      .48
  Average number of
   common shares
   and equivalents
   outstanding              8,953,832     8,893,751     8,789,256     8,773,314     8,782,996
  Return on average
   Stockholders' equity            15%           13%           12%           11%           10%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Fiscal 1996/Fiscal 1995

         Net sales increased $34,621,000 or 20% to $211,625,000 in fiscal 1996.
Net sales consists of proprietary and patented specialty chemicals and imaging chemicals, referred to as "process sales," the precious metal content of the Company's electroplating processes, and sales of other products. Process sales increased $21,547,000 or 27% to $100,027,000 in fiscal 1996. Process sales increased 46% in Asia, 32% in Europe, and 11% in the United States. Precious metal content sales totalled $105,557,000, an increase of $12,072,000 or 13% from fiscal 1995. The increase was due to increased precious metal content sales volume in the United States, partially offset by decreased sales volume of low-margin third-party gold sales by the Company's UK subsidiary. Low-margin third-party gold sales from the Company's UK subsidiary were $10,088,000, $14,424,000, and $5,352,000 for fiscal 1996, 1995, and 1994, respectively. The average gold price per troy ounce for the fiscal 1996 and fiscal 1995 periods were $388 and $383, respectively.

         The decline of the U.S. dollar against certain foreign currencies had the impact of increasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' sales from their functional currency into U.S. dollars. Process sales increased $2,504,000 and precious metal content and other sales increased $3,025,000 due to the effect of currency rate changes on translated amounts.

Fiscal 1995/Fiscal 1994

         Net sales increased $25,937,000 or 17% in fiscal 1995. Precious metal content sales increased $18,102,000 or 24% to $93,485,000 in fiscal 1995, principally due to increased sales volume. The increase occurred principally in the United Kingdom from increased sales volume of low-margin third-party gold sales, and in the United States, due to overall sales volume increases. Low-margin third-party gold sales from the Company's UK subsidiary were $14,424,000 and $5,352,000 for fiscal 1995 and fiscal 1994, respectively. The average gold price per troy ounce for the fiscal 1995 and fiscal 1994 periods were $383 and $369, respectively. Process sales increased $8,344,000 or 12% to $78,479,000 in fiscal 1995. Process sales increased 18% in Asia, 12% in the United States, and 5% in Europe, despite the sale of the Company's dry film slitting subsidiary as of December 1, 1993 to its unconsolidated Italian affiliate. This subsidiary had $2,700,000 in process sales in fiscal 1994. The fiscal 1994 period process sales included $2,900,000 in process sales related to the change in the fiscal year end from December to February for LeaRonal (S.E.
Asia) and LeaRonal GmbH.


COST OF SALES/GROSS PROFIT

Fiscal 1996/Fiscal 1995

         Cost of sales increased $20,725,000 or 16% in fiscal 1996. The increase was due to increased process sales in all locations and increased precious metal content sales from increased volume in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

United States. Gross profits in the fiscal 1996 period increased $13,896,000 or 31% to $58,753,000 from $44,857,000 in the fiscal 1995 period. The Company's overall gross profit percentage increased principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

Fiscal 1995/Fiscal 1994

         Cost of sales increased $20,636,000 or 19% in fiscal 1995. The increase was due principally to increased precious metal content sales from increased sales volume in the United Kingdom and the United States. Gross profits increased $5,301,000 or 13% in fiscal 1995. The Company's overall gross profit percentage declined in fiscal 1995, principally due to the increase in precious metal content sales as a percentage of total sales, offset by an increased gross profit percentage on the Company's UK subsidiary's process sales, as low-margin dry film sales were eliminated.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Fiscal 1996/Fiscal 1995

         Selling, general, and administrative expenses increased $6,927,000 or 25% in fiscal 1996. Expenses increased principally in Europe and Asia due to increased sales and technical service costs to support our expanded customer base and market growth. During the fiscal 1996 period, the average exchange rates used to translate expenses from the subsidiaries' functional currency into U.S. dollars resulted in an increase of approximately $1,089,000 in reported selling, general, and administrative expenses.

Fiscal 1995/Fiscal 1994

         Selling, general, and administrative expenses increased $1,684,000 or 6% in fiscal 1995. The increase occurred principally in the United States as a result of additional sales and technical service specialists needed to meet customer requirements. Expenses increased to a lesser extent in Southeast Asia from increased occupancy costs needed to support increased sales. The fiscal 1994 period included fourteen months of expenses for LeaRonal (S.E. Asia) and LeaRonal GmbH, due to the change in fiscal year end from December to February.

OTHER INCOME

Fiscal 1996/Fiscal 1995

         Other income includes royalty income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income increased $501,000, as increased royalty income, investment income, and other income were partially offset by decreased earnings of unconsolidated affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fiscal 1995/Fiscal 1994

         Other income increased $58,000 in fiscal 1995 as increased royalty income and earnings of unconsolidated affiliates were mostly offset by losses on sales of investments. The fiscal 1994 period included a $408,000 gain from the sale of investment securities, while fiscal 1995 includes a $314,000 loss from the sale of investment securities.

OPERATING PROFITS

Fiscal 1996/Fiscal 1995

         Operating profits increased 43% from $17,085,000 in fiscal 1995 to $24,393,000 in fiscal 1996. Operating profits increased due to increased sales, gross profits, other income, and interest income, which were partially offset by increased selling, general, and administrative expenses and increased research and development expenses. Operating profits increased 59% in Europe, 16% in Asia, and 24% in the United States.

Fiscal 1995/Fiscal 1994

         Operating profits increased 24% in fiscal 1995 due to increased sales, gross profits, and interest income which were partially offset by increased selling, general, and administrative expenses. Operating profits increased approximately 18% in the United States, 54% in Asia, and 21% in Europe.

INCOME TAXES

Fiscal 1996/Fiscal 1995

         The effective income tax rate increased from 26% in fiscal 1995 to 34% in fiscal 1996. In the fiscal 1995 period, the Company's Swiss subsidiary reported lower effective income tax rates due to a change in Swiss tax law, the benefit from which was fully realized during fiscal 1995. The effective tax rate in fiscal 1995 would have been 34% without the effect of this Swiss tax law change.

Fiscal 1995/Fiscal 1994

         The effective income tax rate increased from 24% in fiscal 1994 to 26% in fiscal 1995. During fiscal 1994, the Company's German subsidiary declared a dividend of substantially all its retained earnings which resulted in a reduction in German income taxes of $617,000. The German company declared a dividend during fiscal 1995 which reduced income taxes approximately $130,000 and the Company plans to dividend its German subsidiary's income in future years to obtain the benefit of the lower tax rate. The fiscal 1995 period includes additional income taxes attributable to a change in U.S. tax law which makes undistributed earnings of certain foreign subsidiaries subject to U.S. income tax rates. Both fiscal 1995 and 1994 include a decrease in the effective rate due to changes in Swiss tax laws.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INCOME

Fiscal 1996/Fiscal 1995

         Net income increased $3,166,000 or 25% from $12,429,000 in fiscal 1995 to $15,595,000 in fiscal 1996, primarily due to increased gross profits from increased sales, increased interest, and other income, partially offset by increased selling, administrative, and general expenses, research and development expenses, and higher effective income tax rates.

         The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. (See Note 6 to the Consolidated Financial Statements.) The effect of translating the foreign operations financial statements from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the 1996 period increased by $901,000 or 7% from the prior year period principally due to an increase in the average exchange rates used to translate the European subsidiaries' income statements from local currency into U.S. dollars.

Fiscal 1995/Fiscal 1994

         Net income increased $2,092,000 or 20% in fiscal 1995, primarily due to increased gross profits from increased sales and increased interest income partially offset by increased selling, general, and administrative expenses and higher effective income tax rates.

FINANCIAL CONDITION AND OTHER

         At February 29, 1996, the Company had working capital of $77,116,000 and current assets of $101,304,000, including $37,825,000 in cash, cash equivalents, and short-term investments. The Company's immediate capital expansion requirements will be funded primarily by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this section is set forth at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.          DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information concerning the directors and officers of the registrant is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 29, 1996. Such information is incorporated herein by reference.

ITEM 11.          MANAGEMENT REMUNERATION

         Information concerning management remuneration is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 29, 1996. Such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of certain beneficial owners and management is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 29, 1996. Such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 29, 1996. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      (1) and (2) Financial Statements and Schedules:
                  See accompanying index to financial statements and schedules in Item 8.
         (3) Exhibits:
                  Exhibits are listed on the Exhibit Index on page 22.

(b)      Reports on Form 8-K:
                  Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

(c)      Exhibits. See Item 14(a)(3).

(d)      Financial Statement Schedules are submitted at the end of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Dated: May 8, 1996

                                            LeaRonal, Inc.


                                            By /s/ Donald Thomson
                                               ------------------
                                               Donald Thomson
                                               Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Barnet D. Ostrow                          /s/ Fred I. Nobel
- -----------------------------------           ----------------------------------
Barnet D. Ostrow                              Fred I. Nobel
Chairman of the Board                         Vice Chairman of the Board
and Director                                  and Director
May 8, 1996                                   May 8, 1996



/s/ Ronald F. Ostrow                          /s/ Richard Kessler
- -----------------------------------           ----------------------------------
Ronald F. Ostrow                              Richard Kessler
President, Chief Executive Officer            Executive Vice President
and Director                                  and Director
May 8, 1996                                   May 8, 1996



/s/ Arthur M. Winston                         /s/ Kenneth L. Stein
- -----------------------------------           ----------------------------------
Arthur M. Winston                             Kenneth L. Stein
Director                                      Director
May 8, 1996                                   May 8, 1996



/s/ David Rosenthal
- -----------------------------------
David Rosenthal
Treasurer, Chief Financial Officer
and Chief Accounting Officer
May 8, 1996

                           Annual Report On Form 10-K
                      Item 8, Item 14(a)(1) and (2) and (d)

                          Index To Financial Statements
                        and Financial Statement Schedule

                              Financial Statements

                          Financial Statement Schedule

                          Year ended February 29, 1996

                         LeaRonal, Inc. and Subsidiaries

                               Freeport, New York

                    Form 10-K - Item 14(a)(1) and (2) and (d)

                         LeaRonal, Inc. and Subsidiaries

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of LeaRonal, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors.........................................................................F-2

Consolidated balance sheets - February 29, 1996 and February 28, 1995..................................F-3

Consolidated statements of income - Years ended February 29, 1996,
   February 28, 1995 and February 28, 1994.............................................................F-5

Consolidated statements of stockholders' equity - Years ended February 29, 1996,
   February 28, 1995 and February 28, 1994.............................................................F-6

Consolidated statements of cash flows - Years ended February 29, 1996,
   February 28, 1995 and February 28, 1994.............................................................F-7

Notes to consolidated financial statements - February 29, 1996.........................................F-9

The following consolidated  financial statement schedule of LeaRonal,  Inc. and Subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts.......................................................F-21

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        [ERNST & YOUNG LLP Letterhead]


                         Report of Independent Auditors

Stockholders and Board of Directors
LeaRonal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LeaRonal, Inc. and Subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeaRonal, Inc. and Subsidiaries at February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1995 the Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                                               ERNST & YOUNG LLP

Melville, New York
May 8, 1996

                         LeaRonal, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                       FEBRUARY 29          FEBRUARY 28
                                                                          1996                 1995
                                                                       ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 26,711,000         $ 14,761,000
   Investments available-for-sale (Note 2)                                9,450,000           11,010,000
   Investments held-to-maturity (Note 2)                                  1,664,000            9,695,000
   Receivables, less allowance for doubtful accounts of
     $2,485,000 in 1996 and $1,673,000 in 1995                           36,173,000           28,873,000
   Inventories:
     Finished products                                                   10,569,000            8,109,000
     Materials and supplies                                              13,724,000           13,483,000
                                                                       ---------------------------------
                                                                         24,293,000           21,592,000

   Deferred income taxes (Note 3)                                           845,000              847,000
   Other current assets                                                   2,168,000            2,816,000
                                                                       ---------------------------------
Total current assets                                                    101,304,000           89,594,000

Investments in unconsolidated affiliates (Note 6)                        10,801,000           11,565,000
Property, plant, and equipment, on the basis of cost:
   Land and buildings (Note 4)                                           27,033,000           17,144,000
   Machinery and equipment                                               21,824,000           18,225,000
   Automotive and other                                                   3,046,000            3,239,000
   Allowance for depreciation and amortization                          (22,843,000)         (20,826,000)
                                                                       ---------------------------------
                                                                         29,060,000           17,782,000

Patents, at cost, less amortization                                         498,000              507,000
Other assets                                                              4,035,000            3,234,000
                                                                       ---------------------------------
Total assets                                                           $145,698,000         $122,682,000
                                                                       =================================

                         LeaRonal, Inc. and Subsidiaries

                                                                       FEBRUARY 29          FEBRUARY 28
                                                                          1996                 1995
                                                                      ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $ 11,485,000         $  5,963,000
   Payroll and related items                                             3,864,000            3,072,000
   Accrued expenses and other liabilities                                3,333,000            2,185,000
   Income taxes                                                          4,664,000            2,642,000
   Current portion of long-term debt (Note 4)                              842,000              257,000
                                                                      ---------------------------------
Total current liabilities                                               24,188,000           14,119,000

Long-term debt, less current portion (Note 4)                            3,066,000              523,000
Deferred income taxes (Note 3)                                           1,719,000            1,814,000
Minority interests                                                       5,058,000            4,437,000

Stockholders' equity (Note 5):
   Common stock, par value $1 per share - authorized
     15,000,000 shares, issued 9,361,550 shares
     including 548,033 shares in 1996 and 558,874
     shares in 1995 held in treasury                                     9,362,000            9,362,000
   Additional paid-in capital                                            9,480,000            9,609,000
   Retained earnings                                                    91,804,000           81,675,000
   Unrealized holding gains (losses) on investments
     available-for-sale, net of tax (Note 2)                               192,000             (229,000)
   Cost of common stock in treasury                                     (8,364,000)          (8,402,000)
   Equity adjustment from foreign currency
     translation (Note 6)                                                9,193,000            9,774,000
                                                                      ---------------------------------
Total stockholders' equity                                             111,667,000          101,789,000
                                                                      ---------------------------------
Total liabilities and stockholders' equity                            $145,698,000         $122,682,000
                                                                      =================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                                 YEAR ENDED

                                                          FEBRUARY 29          FEBRUARY 28          FEBRUARY 28
                                                              1996                 1995                 1994
                                                          ------------------------------------------------------
Net sales                                                 $211,625,000         $177,004,000         $151,067,000
Interest income                                              1,888,000            1,585,000            1,345,000
Other income (Note 9)                                        3,260,000            2,759,000            2,701,000
                                                          ------------------------------------------------------
                                                           216,773,000          181,348,000          155,113,000

Costs and expenses:
   Cost of sales                                           152,872,000          132,147,000          111,511,000
   Selling, general and administrative                      35,107,000           28,180,000           26,496,000
   Research and development                                  3,406,000            2,815,000            2,504,000
   Minority interests                                        1,383,000            1,220,000              839,000
   Interest                                                    276,000               98,000              205,000
                                                          ------------------------------------------------------
                                                           193,044,000          164,460,000          141,555,000
                                                          ------------------------------------------------------
Income before income taxes                                  23,729,000           16,888,000           13,558,000
Income taxes (Note 3):
   Federal                                                   2,473,000            2,151,000            1,440,000
   Foreign                                                   5,406,000            1,976,000            2,086,000
   State and local                                             424,000              282,000              276,000
   Deferred                                                   (169,000)              50,000             (581,000)
                                                          ------------------------------------------------------
                                                             8,134,000            4,459,000            3,221,000
                                                          ------------------------------------------------------
Net income                                                $ 15,595,000         $ 12,429,000         $ 10,337,000
                                                          ======================================================

Net income per share                                            $1.74                 $1.40                $1.18
                                                          ======================================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                               PAR VALUE OF
                                                                                 ISSUED
                                                                   TOTAL        SHARES OF      ADDITIONAL
                                                               STOCKHOLDERS'      COMMON        PAID-IN       RETAINED
                                                                   EQUITY         STOCK         CAPITAL       EARNINGS
                                                               ----------------------------------------------------------
Balance at February 28, 1993                                   $   81,747,000   $9,362,000    $9,695,000      $68,409,000

Net income for the year                                            10,337,000                                  10,337,000
Cost of 469 shares of common stock purchased for treasury              (7,000)
Cash dividends declared - $.52 per share                           (4,571,000)                                 (4,571,000)
Proceeds from issuance of 9,930 shares of common stock upon
   exercise of stock options                                           93,000                    (56,000)
Translation adjustment for the year                                 2,228,000
                                                               ----------------------------------------------------------
Balance at February 28, 1994                                       89,827,000    9,362,000     9,639,000       74,175,000

Net income for the year                                            12,429,000                                  12,429,000
Cash dividends declared - $.56 per share                           (4,929,000)                                 (4,929,000)
Proceeds from issuance of 6,310 shares of common stock upon
   exercise of stock options                                           64,000                    (30,000)
Unrealized holding losses on investments available-for-sale,
   net of tax                                                        (229,000)
Translation adjustment for the year                                 4,627,000
                                                               ----------------------------------------------------------
Balance at February 28, 1995                                      101,789,000    9,362,000     9,609,000       81,675,000

Net income for the year                                            15,595,000                                  15,595,000
Cost of 15,000 shares of common stock purchased for treasury         (346,000)
Cash dividends declared - $.62 per share                           (5,466,000)                                 (5,466,000)
Proceeds from issuance of 25,841 shares of common stock upon
   exercise of stock options                                          255,000                   (129,000)
Unrealized holding gains on investments available-for-sale,
   net of tax                                                         421,000
Translation adjustment for the year                                  (581,000)
                                                               ==========================================================
Balance at February 29, 1996                                   $  111,667,000   $9,362,000    $9,480,000      $91,804,000
                                                               ==========================================================
                                                               UNREALIZED
                                                              HOLDING GAINS                  EQUITY
                                                              (LOSSES) ON                  ADJUSTMENT
                                                               INVESTMENTS     COST OF        FROM
                                                              AVAILABLE-FOR-    COMMON       FOREIGN
                                                                  SALE,         STOCK       CURRENCY
                                                               NET OF TAX    IN TREASURY   TRANSLATION
                                                               ---------------------------------------
Balance at February 28, 1993                                                 $(8,638,000)  $2,919,000

Net income for the year
Cost of 469 shares of common stock purchased for treasury                         (7,000)
Cash dividends declared - $.52 per share
Proceeds from issuance of 9,930 shares of common stock upon
   exercise of stock options                                                     149,000
Translation adjustment for the year                                                         2,228,000
                                                               --------------------------------------
Balance at February 28, 1994                                                  (8,496,000)   5,147,000

Net income for the year
Cash dividends declared - $.56 per share
Proceeds from issuance of 6,310 shares of common stock upon
   exercise of stock options                                                      94,000
Unrealized holding losses on investments available-for-sale,
   net of tax                                                  $ (229,000)
Translation adjustment for the year                                                         4,627,000
                                                               --------------------------------------
Balance at February 28, 1995                                     (229,000)    (8,402,000)   9,774,000

Net income for the year
Cost of 15,000 shares of common stock purchased for treasury                    (346,000)
Cash dividends declared - $.62 per share
Proceeds from issuance of 25,841 shares of common stock upon
   exercise of stock options                                                     384,000
Unrealized holding gains on investments available-for-sale,
   net of tax                                                     421,000
Translation adjustment for the year                                                          (581,000)
                                                               ======================================
Balance at February 29, 1996                                   $  192,000    $(8,364,000)  $9,193,000
                                                               ======================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED
                                                             FEBRUARY 29         FEBRUARY 28        FEBRUARY 28
                                                                 1996               1995                1994
                                                          -----------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                      $15,595,000        $12,429,000         $10,337,000
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                3,841,000          3,007,000           2,947,000
     Provision for bad debts                                        973,000            417,000             652,000
     Equity in earnings of unconsolidated affiliates net
       of dividends received                                        167,000           (574,000)           (379,000)
     Deferred income taxes                                         (169,000)            50,000            (581,000)
     Minority interests                                           1,383,000          1,220,000             839,000
     (Gain) loss on sales of investments
       available-for-sale                                           (54,000)           323,000            (407,000)
     Changes in operating assets and liabilities:
        Receivables                                              (8,595,000)        (3,030,000)         (2,322,000)
        Inventories                                              (2,881,000)          (468,000)         (1,189,000)
        Other current assets                                        663,000           (883,000)           (528,000)
        Other receivables                                           182,000            557,000             204,000
        Accounts payable                                          5,665,000            982,000            (618,000)
        Accrued expenses and other liabilities                    1,935,000            455,000              77,000
        Income taxes payable                                      1,960,000           (239,000)             43,000
        Other assets                                               (890,000)        (1,120,000)           (417,000)
                                                          -----------------------------------------------------------
Net cash provided by operating activities                        19,775,000         13,126,000           8,658,000

INVESTING ACTIVITIES
Purchases of property, plant, and equipment and patents         (15,366,000)        (3,534,000)         (3,193,000)
Proceeds from sales of property, plant and equipment                139,000            132,000             456,000
Purchases of investments available-for-sale                      (5,576,000)        (2,422,000)        (12,752,000)
Proceeds from sales of investments available-for-sale             7,807,000          3,009,000          11,621,000
Purchases of investments held-to-maturity                        (9,434,000)       (15,606,000)         (9,315,000)
Redemptions of investments held-to-maturity                      18,010,000         11,104,000           8,567,000
Purchase of minority interest                                      (552,000)
Other                                                               151,000           (271,000)
                                                          -----------------------------------------------------------
Net cash used in investing activities                        $   (4,821,000)        (7,588,000)         (4,616,000)


                         LeaRonal, Inc. and Subsidiaries

                                                                                    YEAR ENDED
                                                                FEBRUARY 29         FEBRUARY 28         FEBRUARY 28
                                                                    1996               1995                1994
                                                                ---------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                                   (5,466,000)        (6,071,000)         (4,570,000)
Dividends paid to minority shareholders                            (468,000)          (128,000)           (121,000)
Purchases of treasury stock                                        (346,000)                                (7,000)
Proceeds from debt                                                3,491,000                                 35,000
Payments on debt obligations                                       (371,000)          (239,000)           (690,000)
Proceeds from exercise of stock options                             255,000             64,000              93,000
                                                                --------------------------------------------------
Net cash used in financing activities                            (2,905,000)        (6,374,000)         (5,260,000)

Effect of exchange rate changes on cash and
   cash equivalents                                                 (99,000)           981,000             242,000
                                                                --------------------------------------------------
Increase (decrease) in cash and cash equivalents                 11,950,000            145,000            (976,000)
Cash and cash equivalents at beginning of year                   14,761,000         14,616,000          15,592,000
                                                                --------------------------------------------------
Cash and cash equivalents at end of year                        $26,711,000        $14,761,000         $14,616,000
                                                                ==================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
   Interest                                                     $   277,000        $   173,000         $   135,000
                                                                ==================================================
   Income taxes                                                 $ 6,016,000        $ 5,095,000         $ 4,045,000
                                                                ==================================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 29, 1996

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES

BUSINESS DESCRIPTION

The business of LeaRonal, Inc. and its consolidated subsidiaries consists of the development, production, sale and worldwide distribution of specialty chemical additives and other products used by the connector, printed circuit board, semiconductor, and industrial metal finishing industries. Several of the Company's specialty chemical products are used as components of a variety of electroplating processes, which is the deposition of a metal in solution onto another metal object with the use of an electric current. The Company's specialty chemical additives are proprietary and the majority of them are patented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries and its foreign subsidiaries, LeaRonal (UK) plc. and subsidiaries (100%), LeaRonal AG (93%), LeaRonal France (85%), LeaRonal GmbH (100%), LeaRonal (S.E. Asia), Ltd. (76%) and LeaRonal Korea (80%). The financial statements of the Company's affiliates are included in the consolidated financial statements from the time the Company acquires an interest in excess of 50%. LeaRonal Korea is included on the basis of a fiscal year ended December 31. During fiscal 1994, LeaRonal GmbH and LeaRonal S.E. Asia changed their fiscal year-end from December to February. The net effect of this change was to increase net sales by $3,422,000 and net income by $149,000 in the 1994 results of operations. All significant intercompany accounts and transactions have been eliminated. Investments in the common stock of other affiliates (20% to 50% owned) are accounted for by the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation is computed on the straight-line and declining balance methods at rates calculated to amortize the cost of the depreciable assets over the related estimated useful lives. Upon sale or retirement, the cost of the assets and related allowances for

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

depreciation are removed from the accounts and the resulting gains or losses are included in operations. Patents are being amortized on the straight-line method over their estimated useful lives.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after March 1, 1994. SFAS No. 115 requires the Company to evaluate its investment policies and classify investments as either trading, available-for-sale or held-to-maturity.

The Company has evaluated its investment policies and determined that all of its investment securities, except bank time deposits, are classified as available-for-sale. Bank time deposits with maturities of more than three months when purchased are classified as held-to-maturity. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity investments are securities the Company has the positive intent and ability to hold to maturity. Held-to-maturity investments are stated at cost. Available-for-sale investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, and losses in value judged to be other than temporary on available-for-sale investments, are included in other income. The cost of securities sold is based on the specific identification method.

In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 as of March 1, 1994 increased 1995 net income by $53,000 (net of $27,000 in deferred income taxes).

INVENTORIES

Domestic gold and silver inventories are carried at the lower of cost (last-in, first-out ("LIFO") method) or market, which represent 26% and 28% of total inventory at February 29, 1996 and February 28, 1995, respectively. All other inventories are carried at the lower of cost (first-in, first-out ("FIFO") method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at February 29, 1996 and February 28, 1995 would have been $4,712,000 and $4,058,000

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

higher, respectively. The Company, from time to time, hedges a portion of its domestic gold inventories by entering into forward commodity contracts. The results of these gold hedging transactions are included in cost of sales. No such contracts were outstanding at February 29, 1996 or February 28, 1995.

INCOME TAXES

In accordance with SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using tax rates and laws that will be in effect when the differences are expected to reverse.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company and its subsidiaries sell specialty chemical additives worldwide to customers in the connector, printed circuit board, semiconductor and industrial metal finishing industries. Some of the Company's electroplating process sales include precious metal content. Receivables from precious metal customers represent a significant percentage of the Company's outstanding receivables balance at year end. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days or less for precious metal sales and 60 days for other products. In the past, credit losses have not been significant and management believes credit policies are adequate.

The Company has a money market account totaling $6,500,000 managed by a major U.S. brokerage company.

The Company and its UK subsidiary guarantee the indebtedness of one of its unconsolidated affiliates. These guarantees totaled approximately $1,100,000 at February 29, 1996.

REVENUE RECOGNITION

Sales and related costs of sales are included in income when goods are shipped or services are rendered to the customer.

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PER SHARE DATA

Net income per share of common stock has been computed based on the weighted average number of shares and common share equivalents outstanding during each period as follows: 8,953,832 (1996); 8,893,751 (1995); and 8,789,256 (1994).

RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than the fourth quarter of fiscal 1997. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has not yet determined if it will elect to change to the fair value method or provide the necessary proforma information, nor has it determined the effect the new standard will have on its operating and per share results should it elect to make such change.

2. INVESTMENTS

The following is a summary of investments available-for-sale:

                                                               GROSS          GROSS
                                                            UNREALIZED     UNREALIZED    ESTIMATED FAIR
                                                COST           GAINS         LOSSES          VALUE
                                               --------------------------------------------------------
                                                                    (In thousands)
     FEBRUARY 29, 1996
        U.S. Treasury Bonds                    $6,856           $  77                         $6,933
        Mutual funds                              912              61                            973
        Foreign bonds                             974              53                          1,027
        Equity securities                         452              65                            517
                                               =====================================================
                                               $9,194            $256                         $9,450
                                               =====================================================

                         LeaRonal, Inc. and Subsidiaries

2. INVESTMENTS (CONTINUED)

                                                               GROSS          GROSS
                                                            UNREALIZED     UNREALIZED    ESTIMATED FAIR
                                                 COST          GAINS         LOSSES          VALUE
                                               --------------------------------------------------------
                                                                  (In thousands)
     FEBRUARY 28, 1995
        U.S. Treasury Bond Funds               $ 5,770                         $357          $ 5,413
        Corporate Bond Funds                     1,000                           94              906
        Mutual funds                             1,021          $ 67                           1,088
        Foreign bonds                            1,023                            1            1,022
        U.S. Treasury Note                       2,139            30                           2,169
        Equity securities                          407             5                             412
                                               -----------------------------------------------------
                                               $11,360          $102           $452          $11,010
                                               =====================================================

Gross realized gains on sales of investments available-for-sale totaled $76,000, $39,000 and $466,000, and gross realized losses totaled $22,000, $433,000, and $0 for the years ended February 29, 1996, February 28, 1995 and 1994, respectively.

The amortized cost and fair value of investments available-for-sale at February 29, 1996, by contractual maturity, are shown below:

                                                                                                 ESTIMATED
                                                                                                   FAIR
                                                                                 COST              VALUE
                                                                                 -------------------------
                                                                                      (In thousands)

Due in one year or less                                                          $4,565           $4,626
Due after one year through three years                                            2,783            2,804
Due after three years                                                               482              530
                                                                                 -----------------------
                                                                                  7,830            7,960
Equity securities, mutual funds, and bond funds                                   1,364            1,490
                                                                                 =======================
                                                                                 $9,194           $9,450
                                                                                 =======================

Investments held-to-maturity at February 29, 1996 and February 28, 1995 consisted entirely of bank time deposits with maturities less than one year. There were no realized or unrealized gains or losses on investments held-to-maturity in fiscal 1996, 1995 and 1994.

                         LeaRonal, Inc. and Subsidiaries

3. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             FEBRUARY 29          FEBRUARY 28
                                                                 1996                1995
                                                             --------------------------------
                                                                      (In thousands)
Deferred tax liabilities:
   Tax over book depreciation                                    $1,254              $1,359
   Other - net                                                      465                 455
                                                                 --------------------------
Total deferred tax liabilities                                    1,719               1,814

Deferred tax assets:
   Bad debt allowance                                               252                 127
   Inventory                                                        431                 307
   Capital loss carryforward                                        105                 105
   Other                                                            162                 413
                                                                 --------------------------
Total deferred tax assets                                           950                 952

Valuation allowance for deferred tax assets                        (105)               (105)
                                                                 --------------------------
Net deferred tax assets                                             845                 847
                                                                 ==========================
Net deferred tax liabilities                                     $  874              $  967
                                                                 ==========================

At February 29, 1996, the Company's UK subsidiary has a capital loss carryforward of approximately $300,000. For financial reporting purposes, a 100% valuation allowance has been recognized to offset the deferred tax assets related to the capital loss carryforward.

                         LeaRonal, Inc. and Subsidiaries

3. INCOME TAXES (CONTINUED)

The reconciliation of the difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows for the three years ended February 29, 1996:

                                                              1996             1995           1994
                                                        -------------------------------------------
                                                                     (In thousands)
Computed tax expense                                     $8,068             $5,742          $4,609
State and local taxes, net of federal tax benefit           279                186             182
Equity in earnings of unconsolidated affiliates            (338)              (381)           (264)
Minority interest                                           471                415             285
Effect of lower foreign tax rates                          (241)            (1,359)         (1,105)
Reduction in German income taxes as a result of
   dividend distribution                                   (121)              (163)           (617)
Other                                                        16                 19             131
                                                        ------------------------------------------
                                                         $8,134             $4,459          $3,221
                                                        ==========================================

Undistributed earnings of the Company's foreign subsidiaries amounted to $43,101,000 at February 29, 1996, of which $38,916,000 are considered to be permanently reinvested. No provision for U.S. federal and state income taxes has been provided on the amount considered to be permanently reinvested. Should those earnings be distributed, the Company might be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation.

4. LONG-TERM DEBT

                                           FEBRUARY 29       FEBRUARY 28
                                               1996              1995
                                          -------------------------------

     Term loan                                $3,281,000
     I.D.A. loan                                 233,000         $367,000
     Other                                       394,000          413,000
                                              ---------------------------
                                               3,908,000          780,000
     Less current portion                        842,000          257,000
                                              ---------------------------
                                              $3,066,000         $523,000
                                              ===========================

                         LeaRonal, Inc. and Subsidiaries

4. LONG-TERM DEBT (CONTINUED)

In September 1995, LeaRonal S.E. Asia entered into a term loan agreement with the Bank of America (Asia) Ltd. for $3,491,000. The loan is payable in monthly principal installments of $42,000 through August 2002, with a final payment of $5,000 due September 2002. Interest is payable monthly at 2% above the Bank of America (Asia) Ltd. one month HIBOR (7.09% at February 29, 1996) on the outstanding loan balance. The loan is collateralized by a building, located in Hong Kong, with a carrying value of $5,900,000 at February 29, 1996.

The I.D.A. loan was provided by the issuance of a $2,000,000 Industrial Development Bond by the Nassau County Industrial Development Agency (I.D.A.). The loan is payable in quarterly installments of $33,333 through October 1, 1997 with interest at 65% of the bank's prime rate. The Bond is guaranteed by the Company and its domestic subsidiaries. The loan agreements require the Company to maintain certain amounts of consolidated tangible net worth and consolidated working capital and limit consolidated unsubordinated liabilities, as defined in the agreements. In addition, the loan is collateralized by land and building included in property, plant and equipment with a carrying value of $1,579,000 at February 29, 1996.

The carrying amounts of the Company's outstanding indebtedness approximate their fair market value at February 29, 1996.

Future annual maturities of all outstanding long-term debt amount to $842,000 - 1997; $663,000 - 1998; $549,000 - 1999; $545,000 - 2000; $550,000 - 2001 and
$759,000 thereafter.

5. STOCKHOLDERS' EQUITY

In July 1990, the Company adopted the 1990 Nonqualified Stock Option Plan for key employees, officers and directors of the Company. Those persons who own 5% or more of the Company's outstanding common stock are ineligible. Under this Plan, the Company can grant options for the purchase of an aggregate of 400,000 shares of common stock of the Company at not less than fair market value at the date of grant. No option may be granted after May 31, 2000. The options expire ten years after the date of grant. Options are exercisable in their entirety or in part from time to time provided that no more than 25% of the options granted can be exercised in any twelve-month period. At February 29, 1996, there were 6,750 shares available for granting of future options.

Option activity under the Nonqualified Stock Option Plan during the three years ended February 29, 1996 is summarized as follows:

                                                   NUMBER            OPTION PRICE
                                                  OF SHARES            PER SHARE
                                             -------------------------------------------
Balance at February 28, 1993                        300,350        $9.25 to $13.875
   Exercised                                         (9,930)       $9.25 to $10.625
   Cancelled                                         (5,200)       $9.25 to $10.625
                                             --------------------
Balance at February 28, 1994                        285,220        $9.25 to $13.875
   Granted                                           90,650        $17.125
   Exercised                                         (6,310)       $9.25 to $13.875
   Cancelled                                         (1,810)       $9.25 to $13.875
                                             --------------------
Balance at February 28, 1995                        367,750
   Exercised                                        (25,841)       $9.25 TO $17.125
   Cancelled                                         (6,190)       $9.25 TO $17.125
                                             --------------------
Balance at February 29, 1996                        335,719        $9.25 TO $17.125
                                             ====================

In January 1996, the Company adopted the LeaRonal, Inc. 1996 Long Term Incentive Plan ( the "Plan") for key employees and officers of the Company. The Plan, which is administered by a Committee consisting of outside Directors, is authorized to grant stock options, stock appreciation rights, restricted stock and/or long-term performance awards. The maximum number of shares of the Company's common stock available for grant awards under the Plan is 800,000. On April 11, 1996 the Committee approved the granting of nonqualified stock options aggregating 475,000 shares to certain officers of the Company subject to stockholder approval of the Plan. The option price is $24.50 per share, the fair market value of the stock at the date of grant. The options may not be exercised sooner than the fifth anniversary from the date of grant, or later than the tenth anniversary from the date of grant. Common stock acquired pursuant to the exercise of options must be held at least two years from the date of exercise. The 1996 Long-Term Incentive Plan is subject to stockholder approval in July 1996.

Retained earnings at February 29, 1996 includes $50,551,000 related to the undistributed earnings of foreign subsidiaries and affiliates, of which $7,450,000 relates to unconsolidated affiliates.

                         LeaRonal, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

In October 1988, the Board of Directors of the Company authorized the purchase of up to an aggregate of 937,500 shares of the Company's common stock. As of February 29, 1996, the Company has purchased a total of 444,664 shares for approximately $7,293,000.

6. DOMESTIC AND FOREIGN OPERATIONS

The Company and its consolidated subsidiaries are in the business of the development, production, sale and distribution of a varied group of electroplating processes and chemical additives to industrial users throughout the United States (Domestic), Europe and Asia.

Information as to the Company's operations by geographic area for the three years ended February 29, 1996 is summarized below:

                             DOMESTIC         EUROPE           ASIA        ELIMINATIONS       COMBINED
                         ---------------------------------------------------------------------------------
FISCAL 1996
Revenue                      $110,719,000    $94,806,000     $36,653,000    $(26,400,000)     $215,778,000
Operating profit                6,096,000     14,809,000       3,967,000        (479,000)       24,393,000
Identifiable assets            57,386,000     60,209,000      27,992,000     (10,690,000)      134,897,000
Total liabilities               7,768,000     18,663,000      18,290,000     (10,690,000)       34,031,000

FISCAL 1995
Revenue                      $ 90,659,000    $81,473,000     $25,330,000    $(17,235,000)     $180,227,000
Operating profit                4,906,000      9,313,000       3,426,000        (560,000)       17,085,000
Identifiable assets            49,261,000     52,178,000      14,339,000      (4,661,000)      111,117,000
Total liabilities               5,691,000     11,943,000       7,920,000      (4,661,000)       20,893,000

FISCAL 1994
Revenue                      $ 80,784,000    $65,416,000     $21,546,000    $(13,409,000)     $154,337,000
Operating profit                4,172,000      7,724,000       2,230,000        (300,000)       13,826,000
Identifiable assets            49,154,000     42,406,000      10,637,000      (4,080,000)       98,117,000
Total liabilities               6,084,000     10,056,000       6,327,000      (4,080,000)       18,387,000

Transfers between geographic areas are accounted for at prices comparable to unaffiliated customer sales. Revenue is net sales, interest and other income less equity in the earnings of unconsolidated affiliates. Operating profit is revenue less operating expenses, excluding interest expense and minority interest. Identifiable assets are total assets less investment in unconsolidated affiliates.

                         LeaRonal, Inc. and Subsidiaries

6. DOMESTIC AND FOREIGN OPERATIONS (CONTINUED)

Amounts due from unconsolidated affiliates, included in receivables, were $1,044,000 at February 29, 1996 and $651,000 at February 28, 1995. Revenue
includes sales to unconsolidated affiliates totaling approximately $3,723,000, $3,050,000 and $4,670,000 in fiscal 1996, 1995 and 1994, respectively. Domestic revenue includes export sales to unaffiliated customers of $1,598,000, $3,056,000 and $3,203,000 in fiscal 1996, 1995 and 1994, respectively. There were no sales to any one customer in excess of 10% of net sales in fiscal 1996, 1995 and 1994.

Summarized financial information reflecting the total operations for the Company's Italian and Japanese 50% owned unconsolidated affiliates (Elga Ronal and LeaRonal Japan) accounted for by the equity method is as follows:

                                                   FEBRUARY 29       FEBRUARY 28       FEBRUARY 28
                                                      1996               1995              1994
                                               --------------------------------------------------------
     Current assets                                  $28,558,000        $26,769,000       $22,412,000
     Property, plant and equipment and other
        assets                                         6,773,000          6,621,000         7,026,000
     Current liabilities                              14,452,000         10,684,000         8,899,000
     Long-term debt                                    1,225,000          1,661,000         1,917,000
     Net sales                                        34,002,000         27,966,000        23,018,000
     Gross profit                                     14,898,000         12,717,000        10,875,000
     Net income                                        2,086,000          1,839,000         1,419,000

The Company has used from time to time forward foreign exchange contracts to reduce the impact of currency fluctuations on its net investments in certain foreign subsidiaries and affiliates. Gains or losses on these contracts are included in the translation adjustment component of stockholders' equity. At February 29, 1996, the Company did not have any such forward foreign exchange contracts. In addition, LeaRonal AG enters into forward exchange contracts to hedge a portion of its U.S. dollar denominated accounts receivable. Changes in the value of these contracts due to currency movement offset the foreign exchange gains and losses of the receivables they are hedging. At February 29, 1996, LeaRonal AG had open forward foreign exchange contracts totaling $9,900,000.

                         LeaRonal, Inc. and Subsidiaries

7. LINES OF CREDIT

The Company has unsecured line of credit arrangements (reviewed annually) with domestic banks under which it may borrow, at the option of the banks, up to $15,000,000 at the banks' prime interest rates.

8. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                          NET INCOME
                                                                                          PER SHARE OF
                                                  NET           COST OF          NET        COMMON
THREE MONTHS ENDED                               SALES           SALES         INCOME        STOCK
- ------------------------------------------------------------------------------------------------------
                                                       (In thousands except per share figures)

FISCAL 1996
May 31                                         $    51,682     $    37,622     $  3,702        $  .41
August 31                                           53,769          39,347        3,841           .43
November 30                                         54,951          39,886        4,126           .46
February 29                                         51,223          36,017        3,926           .44
                                               ------------------------------------------------------
                                               $   211,625        $152,872      $15,595        $ 1.74
                                               ======================================================
FISCAL 1995
May 31                                         $    40,980     $    30,838     $  2,704        $  .31
August 31                                           43,430          32,720        3,042           .34
November 30                                         47,657          35,890        3,354           .38
February 28                                         44,937          32,699        3,329           .37
                                               ------------------------------------------------------
                                               $   177,004     $   132,147     $ 12,429        $ 1.40
                                               ======================================================


9. OTHER INCOME

Other income for the three years ended February 29, 1996 consists of the following:

                                                                 1996           1995            1994
                                                               -----------------------------------------
Royalty income                                                 $2,004,000      $1,801,000     $1,440,000
Dividend income                                                    79,000          88,000         92,000
Realized gains (losses) on investment
 transactions, net (including provision for losses
 on investment in 1994)
                                                                   54,000        (314,000)       408,000
Equity in earnings of unconsolidated affiliates                   995,000       1,121,000        776,000
Foreign currency losses                                           (31,000)        (21,000)      (220,000)
Other - net                                                       159,000          84,000        205,000
                                                               -----------------------------------------
                                                               $3,260,000      $2,759,000     $2,701,000
                                                               =========================================

Royalty income includes royalties from an unconsolidated affiliate of $1,576,000
(1996), $1,449,000 (1995) and $1,351,000 (1994).

                 Schedule II - Valuation and Qualifying Accounts

                         LeaRonal, Inc. and Subsidiaries

- ----------------------------------------------------------------------------------------------------------------------------------
                        COL. A                 COL. B                     COL. C                      COL. D              COL. E
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                           ---------------------------------
                                                                                     (2)
                                                                  (1)             Charged to
                                             Balance at    Additions charged       other          Other changes -       Balance at
                                             beginning       to costs and         accounts -       deductions -          end of
                     DESCRIPTION             of period         expenses           describe          describe             period
- ----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
    Deducted from asset accounts:

      Year ended February 29, 1996           $1,673,000         $973,000                          $161,000 (a)          $2,485,000
                                             =====================================================================================

      Year ended February 28, 1995           $1,666,000         $417,000                          $410,000 (a)          $1,673,000
                                             =====================================================================================

      Year ended February 28, 1994           $1,211,000         $652,000                          $197,000 (a)          $1,666,000
                                             =====================================================================================

(a) Write-off of uncollectible accounts.

                                  EXHIBIT INDEX

21       Subsidiaries

27       Financial Data Schedule