Form 10-Q
period 1996-05-31
LEARONAL INC
filed 1996-07-15
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   May 31, 1996

Commission File Number    0-3183

                                 LeaRonal, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                            11-1717548
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                  272 Buffalo Avenue, Freeport, New York 11520
                    (Address of principal executive offices)

                                 (516) 868-8800
              (Registrant's telephone number, including area code)

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

                                      Yes  X    No
                                         ----     ----

As of July 9, 1996, 8,829,085 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.                 FINANCIAL INFORMATION:

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
            May 31, 1996 (Unaudited) and February 29, 1996                          3

            Condensed Consolidated Statements of Income for the
            Three Months Ended May 31, 1996 and 1995 (Unaudited)                    4

            Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended May 31, 1996 and 1995 (Unaudited)                                 5

            Notes to Condensed Consolidated Financial Statements (Unaudited)        7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               9

PART II.                OTHER INFORMATION:

Item 6.     Exhibits and Reports on Form 8-K                                       11

Signatures                                                                         11

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              May 31, 1996 Feb. 29, 1996
                                                              ------------ -------------
                                                               (Unaudited)   (Note)
ASSETS                                                             (in thousands)
Current Assets:
     Cash and cash equivalents                                  $ 24,391   $ 26,711
     Investments available-for-sale                                8,972      9,450
     Investments held-to-maturity                                  4,802      1,664
     Receivables, less allowances                                 34,604     36,173
     Inventories                                                  26,510     24,293
     Deferred income taxes                                           868        845
     Other current assets                                          3,529      2,168
                                                                --------   --------
TOTAL CURRENT ASSETS                                             103,676    101,304
Investments in unconsolidated affiliates                          10,664     10,801
Property, plant and equipment                                     52,614     51,903
Less allowance for depreciation                                  (22,891)   (22,843)
                                                                --------   --------
                                                                  29,723     29,060
Patents at cost, less amortization                                   516        498
Other assets                                                       4,508      4,035
                                                                --------   --------
TOTAL ASSETS                                                    $149,087   $145,698
                                                                ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Dividend payable                                           $  1,589   $   --
     Accounts payable                                             11,746     11,485
     Accrued expenses and other liabilities                        7,517      7,197
     Income taxes                                                  5,486      4,664
     Current portion of long-term debt                               771        842
                                                                --------   --------
TOTAL CURRENT LIABILITIES                                         27,109     24,188
Long-term debt, less current portion                               2,844      3,066
Deferred income taxes                                              1,705      1,719
Minority interests                                                 4,764      5,058
Stockholders' Equity:
     Common stock, par value $1 per share - authorized
       15,000,000 shares, issued 9,361,550 shares
       including 533,065 shares at May 31, 1996 and
       548,033 shares at February 29, 1996 held in treasury        9,362      9,362
     Additional paid-in capital                                    9,449      9,480
     Retained earnings                                            93,496     91,804
     Unrealized holding gains on investments
       available-for-sale, net of income tax                         170        192
     Cost of common stock in treasury                             (8,157)    (8,364)
     Foreign currency translation adjustment                       8,345      9,193
                                                                --------   --------
TOTAL STOCKHOLDERS' EQUITY                                       112,665    111,667
                                                                --------   --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $149,087   $145,698
                                                                ========   ========

- ------------------------------------------------------------
Note: The balance sheet at February 29, 1996 has been taken from the audited financial statements at that date, and condensed. See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                     May 31
                                               ------------------
                                               1996          1995
                                               ----          ----
                                        (in thousands - except share data)
Net sales                                    $   51,783   $   51,682
Interest income                                     360          482
Other income - net                                  668          697
                                             ----------   ----------
                                                 52,811       52,861
Costs and expenses:
     Cost of sales                               37,399       37,622
     Selling, general and administrative          9,204        8,229
     Research and development                       948          771
     Interest expense                                97           22
     Minority interests                             276          345
                                             ----------   ----------
Total costs and expenses                         47,924       46,989
Income before income taxes                        4,887        5,872
Income taxes                                      1,606        2,170
                                             ----------   ----------
NET INCOME                                   $    3,281   $    3,702
                                             ==========   ==========
Weighted average number of shares
  and common share equivalents outstanding    9,017,707    8,927,046
Net income per common share                  $      .36   $      .41
                                             ==========   ==========


See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                  May 31
                                                            ------------------
                                                               1996     1995
                                                               ----     ----
                                                              (in thousands)
OPERATING ACTIVITIES
     Net income                                               $3,281   $3,702
     Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                            1,020      870
      Provision for bad debts                                    259      293
      Equity in earnings of unconsolidated affiliates            (57)    (158)
      Deferred income taxes                                      (30)     (60)
      Minority interests                                         276      345
      Loss (gain) on sale of investments available-for-sale        2       13
      Changes in operating assets and liabilities:
        Receivables                                              995   (6,970)
        Inventories                                           (2,250)    (706)
        Other current assets                                  (1,376)    (385)
        Other receivables                                        (70)      60
        Accounts payable                                         300    5,661
        Accrued expenses and other liabilities                   408        6
        Income taxes payable                                     907    1,295
        Other                                                   (106)    (362)
                                                              ------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,559    3,604
INVESTING ACTIVITIES
     Purchases of property, plant and equipment (net)
     and patents                                              (1,795)    (855)
     Proceeds from sales of investments available-for-sale       542       66
     Purchases of investments available-for-sale                (154)     (41)
     Purchases of investments held-to-maturity                (4,090)  (6,043)
     Redemption of investments held-to-maturity                  818    5,180
     Purchases of minority interests                            (741)    (358)
     Other                                                       (72)
                                                              ------   ------
NET CASH USED IN INVESTING ACTIVITIES                         (5,492)  (2,051)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                             Three Months Ended
                                                                   May 31
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
                                                               (in thousands)
FINANCING ACTIVITIES
     Dividends paid to minority shareholders                            $   (63)
     Payments on debt                                       $  (287)        (64)
     Proceeds from exercise of stock options                    176          64
                                                            -------     -------
NET CASH USED IN FINANCING ACTIVITIES                          (111)        (63)
Effect of exchange rate changes on cash and
     cash equivalents                                          (276)        242
                                                            -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,320)      1,732
Cash and cash equivalents at beginning of the year           26,711      14,761
                                                            -------     -------
CASH AND CASH EQUIVALENTS AT
     END OF THE PERIOD                                      $24,391     $16,493
                                                            =======     =======
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
     Interest                                                   114     $    17
     Income taxes                                               974         927

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 29, 1996 annual report to shareholders. The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

     Inventories consist of the following:

                                             May 31, 1996       Feb. 29, 1996
                                             ------------       -------------
                        Raw materials         $13,606,000         $13,724,000
                        Finished goods         12,904,000          10,569,000
                                              -----------         -----------
                                              $26,510,000         $24,293,000
                                              ===========         ===========

     Domestic gold and silver inventories as of May 31, 1996 and 1995 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at May 31, 1996 and February 29, 1996 would have been $4,466,000 and $4,712,000 higher, respectively.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the three months ended May 31:

                                                                   1996          1995
                                                                   ----          ----
                        Dividends declared                          May           May
                        Dividends paid                             June          June
                        Dividends per common share                $0.18        $0.155
                        Number of outstanding shares
                          on which dividend was declared      8,828,085     8,809,510
                        Amount of dividends                  $1,589,000    $1,365,000


NOTE D - OTHER INCOME

Other income consists of the following for the three months ended May 31:

                                                                 1996           1995
                                                                 ----           ----
                        Royalty income                        $417,000        $531,000
                        Equity in earnings of
                           unconsolidated affiliates            57,000         158,000
                        Foreign currency gains (losses)          1,000         (33,000)
                        Investment income and other            193,000          41,000
                                                               -------        --------
                                                              $668,000        $697,000
                                                              ========        ========

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended May 31, 1996 and May 31, 1995

     Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $2,060,000 or 9% to $25,950,000 in the May 1996 quarter, from $23,890,000 in the May 1995 quarter. Process sales increased primarily in Asia and to a lesser extent in the United States and Europe. Precious metal content and other sales totalled $25,833,000 in the May 1996 quarter, a decrease of $1,959,000 or 7% from $27,792,000 in the May 1995 quarter due to decreased precious metal content sales volume in the United Kingdom. The average gold price per troy ounce for the May 1996 and May 1995 quarters were $394 and $386, respectively.

     The strengthening of the U.S. dollar against certain foreign currencies had the impact of decreasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' foreign currency sales into U.S. dollars. Process sales decreased $498,000 and precious metal content and other sales decreased $668,000 due to the effect of currency rate changes on translated amounts.

     Cost of sales decreased $223,000 in the May 1996 quarter. The decrease was due to decreased precious metal content sales from decreased sales volume in the United Kingdom, partially offset by increased process sales. The May 1996 quarter reflects increased gross profits of $324,000 or 2%, as well as an increase in the Company's overall gross profit percentage from 27.2% to 27.8%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales. However, pricing pressures have decreased process sales margins in the May 1996 quarter.

     Selling, general, and administrative expenses increased $975,000 or 12% in the May 1996 quarter. The increase occurred principally in Europe and Asia. LeaRonal Asia (formerly LeaRonal Southeast Asia) incurred increased occupancy costs as it continues to lease space while renovating its new facility for occupancy in August 1996. Selling, general, and administrative expenses increased in all locations due to the addition of sales and technical service people to meet customer requirements.

     Other income includes royalty income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Earnings of unconsolidated subsidiaries decreased $101,000 in the May 1996 quarter, principally due to losses at the Company's United Kingdom subsidiary's 50% owned jewelry manufacturing affiliate. Royalty income decreased $114,000, principally due to the strengthening of the U.S. dollar against the Japanese yen which decreased the reported royalty income from its unconsolidated Japanese affiliate. Investment income increased by $152,000 during the May 1996 quarter.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

     The effective income tax rate decreased in the May 1996 quarter to 33% from 37% in the May 1995 quarter. This is due principally to an increase in foreign earnings as a percentage of total earnings which are taxed at lower rates.

     Net income decreased $421,000 or 11% in the May 1996 quarter, primarily due to increased selling, general, and administrative expenses, increased research and development expenses, decreased interest income, and decreased other income partially offset by increased gross margins and lower effective income tax rates.

     The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the May 1996 quarter decreased by $149,000 or 4% from the prior year due to the decrease in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

     At May 31, 1996, the Company had working capital of $75,567,000 and current assets of $103,676,000 including $38,165,000 in cash, cash equivalents, and short term investments. The Company's immediate capital expansion requirements will be funded by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          The independent auditors are not examining this Form
          10-Q prior to submission by the Registrant.

     b) There were no reports on Form 8-K filed for the three months ended May 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LeaRonal, Inc.
                                        -----------------------------
                                        (Registrant)

                                        /s/ Richard Kessler
                                        -----------------------------
                                        Richard Kessler
                                        Executive Vice President and
                                        Chief Operating Officer

                                        /s/ David Rosenthal
                                        -----------------------------
                                        David Rosenthal
                                        Vice President - Finance
                                        and Treasurer

Dated:  July 12, 1996