Form 10-Q
period 1996-08-31
LEARONAL INC
filed 1996-10-15
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   August 31, 1996

Commission File Number    0-3183


                                 LeaRonal, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

            New York                                            11-1717548
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                             Identification No.)

                  272 Buffalo Avenue, Freeport, New York 11520
                 ----------------------------------------------
                    (Address of principal executive offices)

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


                           Yes   X            No
                               _____            _____

As of October 7, 1996, 8,628,360 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries



                                      INDEX


                                                                                                     Page No.
                                                                                                     --------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         August 31, 1996 (Unaudited) and February 29, 1996                                               3

         Condensed Consolidated Statements of Income for the
         Three Months and Six Months Ended August 31, 1996 and 1995
         (Unaudited)                                                                                     4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended August 31, 1996 and 1995 (Unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              9


PART II. OTHER INFORMATION:

Item 4.           Submission of Matters to a Vote of Security Holders                                   12

Item 6.           Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                              13

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    Aug. 31, 1996    Feb. 29, 1996
                                                                                    -------------    -------------
                                                                                     (Unaudited)        (Note)
ASSETS                                                                                      (in thousands)
Current Assets:
    Cash and cash equivalents                                                         $  17,090        $  26,711
    Investments available-for-sale                                                        8,077            9,450
    Investments held-to-maturity                                                          4,991            1,664
    Receivables, less allowances                                                         38,365           36,173
    Inventories                                                                          24,491           24,293
    Deferred income taxes                                                                   899              845
    Other current assets                                                                  2,339            2,168
                                                                                      ---------        ---------
TOTAL CURRENT ASSETS                                                                     96,252          101,304

Investments in unconsolidated affiliates                                                 10,380           10,801

Property, plant and equipment                                                            56,013           51,903
Less allowance for depreciation                                                         (23,862)         (22,843)
                                                                                      ---------        ---------
                                                                                         32,151           29,060

Patents at cost, less amortization                                                          550              498
Other assets                                                                              4,746            4,035
                                                                                      ---------        ---------
TOTAL ASSETS                                                                          $ 144,079        $ 145,698
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                  $  10,346           11,485
    Accrued expenses and other liabilities                                                7,540            7,197
    Income taxes                                                                          4,948            4,664
    Current portion of long-term debt                                                       774              842
                                                                                      ---------        ---------
TOTAL CURRENT LIABILITIES                                                                23,608           24,188

Long-term debt, less current portion                                                      2,661            3,066
Deferred income taxes                                                                     1,715            1,719
Minority interests                                                                        5,128            5,058
Stockholders' Equity:
    Common stock, par value $1 per share - authorized 15,000,000 shares, issued
      9,361,550 shares including 733,971 shares at August 31, 1996 and
      548,033 shares at February 29, 1996 held in treasury                                9,362            9,362
    Additional paid-in capital                                                            9,442            9,480
    Retained earnings                                                                    95,421           91,804
    Unrealized holding gains on investments
      available-for-sale, net of income tax                                                  91              192
    Cost of common stock in treasury                                                    (12,666)          (8,364)
    Foreign currency translation adjustment                                               9,317            9,193
                                                                                      ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                              110,967          111,667
                                                                                      ---------        ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 144,079        $ 145,698
                                                                                      =========        =========


Note: The balance sheet at February 29, 1996 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements (Unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Six Months Ended                 Three Months Ended
                                                     August 31                         August 31
                                            ---------------------------       ---------------------------
                                               1996             1995             1996             1995
                                            ----------       ----------       ----------       ----------
                                                            (in thousands - except share data)

Net sales                                   $  103,180       $  105,451       $   51,397       $   53,769
Interest income                                    744              939              384              457
Other income - net                               1,381            1,342              713              645
                                            ----------       ----------       ----------       ----------
                                               105,305          107,732           52,494           54,871

Costs and expenses:
  Cost of sales                                 74,709           76,969           37,310           39,347
  Selling, general and administrative           18,074           16,582            8,870            8,353
  Research and development                       1,807            1,594              859              823
  Interest expense                                 245               69              148               47
  Minority interests                               628              730              352              385
                                            ----------       ----------       ----------       ----------

Total costs and expenses                        95,463           95,944           47,539           48,955
                                            ----------       ----------       ----------       ----------

Income before income taxes                       9,842           11,788            4,955            5,916

Income taxes                                     3,060            4,245            1,454            2,075
                                            ----------       ----------       ----------       ----------

NET INCOME                                  $    6,782       $    7,543       $    3,501       $    3,841
                                            ==========       ==========       ==========       ==========


Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                    8,947,723        8,957,440        8,890,638        8,962,347


Net income per common share                 $      .76       $      .84       $      .39       $      .43
                                            ==========       ==========       ==========       ==========



See notes to condensed consolidated financial statements (Unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      August 31
                                                               -----------------------
                                                                1996            1995
                                                               -------        --------

                                                                    (in thousands)
OPERATING ACTIVITIES
  Net income                                                   $ 6,782        $  7,543
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                           2,102           1,734
         Provision for bad debts                                   441             602
         Dividends received in excess of earnings
           of unconsolidated affiliates                            176             560
         Deferred income taxes                                     (36)            (72)
         Minority interests                                        628             730
         Loss on sales of investments available-for-sale             4              77
         Changes in operating assets and liabilities:
           Receivables                                          (2,418)        (11,510)
           Inventories                                            (120)         (1,301)
           Other current assets                                   (166)           (596)
           Other Receivables                                      (237)            110
           Accounts payable                                     (1,229)          9,421
           Accrued expenses and other liabilities                  349           1,596
           Income taxes payable                                    257           1,014
           Other assets                                           (278)           (840)
                                                               -------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,255           9,068

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (net)
         and patents                                            (5,138)         (3,504)
  Proceeds from sales of investments available-for-sale          1,492             339
  Purchases of investments available-for-sale                     (194)           (321)
  Purchases of investments held-to-maturity                     (4,892)         (8,596)
  Redemption's of investments held-to-maturity                   1,631           9,456
  Purchase of minority interest                                   (739)           (552)
                                                               -------        --------
NET CASH USED IN INVESTING ACTIVITIES                           (7,840)         (3,178)



See notes to condensed consolidated financial statements (Unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                    Six Months Ended
                                                                       August 31
                                                                ------------------------
                                                                  1996            1995
                                                                --------        --------
                                                                      (in thousands)

FINANCING ACTIVITIES
  Dividends paid                                                $ (3,165)       $ (2,732)
  Dividends paid to minority shareholders                            (59)            (64)
  Payments on debt obligations                                      (486)           (130)
  Proceeds from exercise of stock options                            220             177
  Purchases of treasury stock                                     (4,560)
                                                                --------        --------
NET CASH USED IN FINANCING ACTIVITIES                             (8,050)         (2,749)

Effect of exchange rate changes on cash and
  cash equivalents                                                    14            (136)
                                                                --------        --------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (9,621)          3,005

Cash and cash equivalents at beginning of the year                26,711          14,761
                                                                --------        --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                          $ 17,090        $ 17,766
                                                                ========        ========


SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
  Interest                                                      $    252        $     55
  Income taxes                                                     2,150           2,941



See notes to condensed consolidated financial statements (Unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying Unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 29, 1996 annual report to shareholders. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

         Inventories consist of the following:

                                  August 31,        February 29,
                                     1996              1996
                                  -----------       -----------

             Raw materials        $13,826,000       $13,724,000
             Finished goods        10,665,000        10,569,000
                                  -----------       -----------
                                  $24,491,000       $24,293,000
                                  ===========       ===========


         Domestic gold and silver inventories as of August 31, 1996 and 1995 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at August 31, 1996 and February 29, 1996 would have been $4,306,000 and $4,712,000 higher, respectively.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the six months ended August 31:


                                                                          1996             1995
                                                                       ----------       ----------

         Dividends declared                                            May              May
         Dividends paid                                                June             June
         Dividends declared                                            July             July
         Dividends paid                                                August           August
         Dividends per common share:
      Quarter ended May 31                                             $     0.18       $    0.155
      Quarter ended August 31                                          $     0.18       $    0.155

    Number of outstanding shares on which dividend was declared:
      Quarter ended May 31                                              8,828,085        8,809,510
      Quarter ended August 31                                           8,794,978        8,819,491

    Amount of dividends:
      Quarter ended May 31                                             $1,589,000       $1,365,000
      Quarter ended August 31                                           1,576,000        1,367,000
                                                                       ----------       ----------
                                                                       $3,165,000       $2,732,000
                                                                       ==========       ==========

NOTE D - OTHER INCOME

Other income consists of the following:

                                            Six Months Ended                   Three Months Ended
                                                August 31                            August 31
                                      ------------------------------        --------------------------
                                         1996               1995              1996             1995
                                      -----------        -----------        ---------        ---------

Royalty and commission income         $   875,000        $   982,000        $ 458,000        $ 451,000
Equity in earnings of
   unconsolidated affiliates              295,000            344,000          238,000          186,000
Foreign currency gains (losses)           (28,000)           (71,000)         (29,000)         (38,000)
Investment income and other               239,000             87,000           46,000           46,000
                                      -----------        -----------        ---------        ---------
                                      $ 1,381,000        $ 1,342,000        $ 713,000        $ 645,000
                                      ===========        ===========        =========        =========

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended August 31, 1996 and August 31, 1995

         Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $3,880,000 or 8% to $52,451,000 in the August 1996 period, from $48,571,000 in the August 1995 period. Process sales increased primarily in Asia and to a lesser extent in the United States and Europe. Precious metal content and other sales totaled $50,729,000 in the August 1996 period, a decrease of $6,151,000 or 11% from $56,880,000 in the August 1995 period principally due to decreased volume of precious metal content sales in the United Kingdom. The average gold price per troy ounce for the August 1996 and August 1995 periods were $390 and $386, respectively.

         The strengthening of the U.S. dollar against certain foreign currencies had the impact of decreasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' foreign currency sales into U.S. dollars. Process sales decreased $829,000 and precious metal content and other sales decreased $1,126,000 due to the effect of currency rate changes on translated amounts in the 1996 period.

         Cost of sales decreased $2,260,000 in the August 1996 period. The decrease was due to lower precious metal content sales from reduced sales volume in the United Kingdom, and to a lesser extent in the United States, partially offset by the increased process sales. The August 1996 period reflects an increase in the Company's overall gross profit percentage from 27.0% to 27.6%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales. However, market conditions have resulted in decreased margins on process sales in the August 1996 period.

         Selling, general, and administrative expenses increased $1,492,000 or 9% in the August 1996 period. The increase occurred principally in Asia, where LeaRonal Asia incurred increased occupancy costs as it continued to lease space while preparing its new facility for occupancy in August 1996. Selling, general, and administrative expenses increased in all locations due to the addition of sales and technical service people to meet customer requirements.

         Interest income decreased from $939,000 in the August 1995 period to $744,000 in the August 1996 period because the company had less available funds for investment.

         Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Earnings of unconsolidated subsidiaries decreased $49,000 in the August 1996 period, principally due to losses at the Company's United Kingdom subsidiary's 50% owned jewelry manufacturing affiliate incurred during the first quarter. Royalty and commission income decreased, principally due to the strengthening of the U.S. dollar against the Japanese yen which decreased the reported royalty income from the Company's unconsolidated Japanese affiliate.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The effective income tax rate decreased in the August 1996 period to 31% from 36% in the August 1995 period. This is due principally to an increase in foreign earnings as a percentage of worldwide earnings which are taxed at lower rates, and the effect of lower dividends from the Company's foreign subsidiaries.

         Net income decreased $761,000 or approximately 10% in the August 1996 period, primarily due to increased selling, general, and administrative expenses, increased research and development expenses and decreased interest income, partially offset by increased other income and the effect of lower effective income tax rates.

         The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the August 1996 period decreased by $277,000 or 4% from the prior year due to the decrease in the average exchange rates used to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

         In the August 31, 1996 period, net cash provided by operations decreased $2,813,000 to $6,255,000 compared with $9,068,000 in the August 1995 period, primarily due to increased accounts receivable, decreased accounts payable, and lower net income. The accounts receivable increase occurred principally in Asia due to increased sales in that area. Cash flows used in investing activities were $7,840,000 in the August 1996 period, compared to $3,178,000 in the August 1995 period. The principal uses of cash were purchases of property, plant and equipment, and increased net purchases of short term investments. Cash flows used in financing activities were $8,050,000 in the August 1996 period, compared to $2,749,000 in the August 1995 period. During the August 1996 period, the Company spent $4,560,000 for the repurchase of 204,600 shares of its common stock to be held in treasury for the Company's 1996 long term incentive plan approved by stockholders at the annual meeting held on July 16, 1996. In addition, the Company increased its quarterly dividend rate 16% from $.155 per share in the August 1995 period to $.18 per share in the August 1996 period.

         At August 31, 1996, the Company had working capital of $72,644,000 and current assets of $96,252,000 including cash, cash equivalents, and short term investments of $30,158,000. The Company believes that its balances of cash, cash equivalents, and short term investments, together with funds generated from operations and existing and potential borrowing capabilities will be sufficient to meet its cash requirements in the foreseeable future.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended August 31, 1996 and August 31, 1995

         Net sales decreased $2,372,000 or 4% from $53,769,000 in the August 1995 quarter to $51,397,000 in the August 1996 quarter. Process sales in the August 1996 quarter totaled $26,501,000, an increase of $1,820,000 or 7% from $24,681,000 in the August 1995 quarter. Process sales increased primarily in Asia and to a lesser extent in the United States. Precious metal content and other sales totaled $24,896,000 in the August 1996 quarter, a decrease of $4,192,000 from $29,088,000 in the August 1995 quarter due to decreased volume of precious metal content sales in the United Kingdom and the United States. The average gold price per troy ounce for the August 1996 and 1995 quarters was $386.

         Cost of sales decreased $2,037,000 due to decreased precious metal content and other sales, partially offset by increased process sales. The Company's overall gross margin percentage increased from 26.8% in the August 1995 quarter to 27.4% in the August 1996 quarter, principally due to the increase in process sales which have a higher gross margin, as a percentage of total sales.

         Selling, general, and administrative expenses increased $517,000 or approximately 6% in the August 1996 quarter. The increase occurred principally in Asia and is attributable to the cost attributable to moving into new facilities in Hong Kong, and increased sales and technical service people to meet customer requirements, principally in Asia and the United States.

         Interest income decreased from $457,000 in the August 1995 quarter to $384,000 in the August 1996 quarter because the company had less available funds for investment.

         Other income increased $68,000 in the August 1996 quarter, principally due to increased earnings of unconsolidated affiliates.

         The effective income tax rate decreased from 35% in the August 1995 quarter to 29% in the August 1996 quarter. The decrease is principally due to an increase in foreign earnings as a percentage of worldwide earnings which are taxed at lower rates and the effect of lower dividends from the Company's foreign subsidiaries.

         Net income decreased $340,000 or 9% in the August 1996 quarter, primarily due to decreased gross margins, increased selling, general, and administrative expenses, decreased interest income, partially offset by increased other income and the effect of lower effective income tax rates.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Annual Meeting of Stockholders of the Registrant was held on July 16, 1996.

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

         c) The Stockholders approved the employment of Ernst & Young as auditors of the Corporation for the current fiscal year by a vote of 7,821,354 in favor, 11,122 against, and 24,033 withheld.



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

         b) There were no reports on Form 8-K filed for the three months ended August 31, 1996.

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





                                                        LeaRonal, Inc.
                                                        ________________________
                                                        (Registrant)




                                                        /s/ Ronald Ostrow
                                                        ________________________
                                                        Ronald Ostrow
                                                        President and
                                                        Chief Executive Officer



                                                        /s/ David Rosenthal
                                                        ________________________
                                                        David Rosenthal
                                                        Vice President - Finance
                                                        and Treasurer

Dated:  October 10, 1996