Form 10-Q
period 1996-11-30
LEARONAL INC
filed 1997-01-14
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   November 30, 1996
                    ------------------
Commission File Number    0-3183
                         ---------

                                 LeaRonal, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)

        New York                                                 11-1717548
-------------------------                                -----------------------
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)

                  272 Buffalo Avenue, Freeport, New York 11520
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (516) 868-8800
                             ----------------------
              (Registrant's telephone number, including area code)

      --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X                      No
                            ------                        -------
As of January 10, 1997, 8,633,255 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         November 30, 1996 (Unaudited) and February 29, 1996                                    3

         Condensed Consolidated Statements of Income for the
         Nine Months and Three Months Ended November 30, 1996 and 1995
         (Unaudited)                                                                            4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended November 30, 1996 and 1995 (Unaudited)                                           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                       7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     9

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                     13

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  Nov. 30, 1996     Feb. 29, 1996
                                                                  -------------     -------------
                                                                   (Unaudited)         (Note)
ASSETS                                                                   (in thousands)
Current Assets:
    Cash and cash equivalents                                      $  20,557        $  26,711
    Investments available-for-sale                                     6,996            9,450
    Investments held-to-maturity                                       4,601            1,664
    Receivables, less allowances                                      41,777           36,173
    Inventories                                                       24,193           24,293
    Deferred income taxes                                              1,029              845
    Other current assets                                               2,196            2,168
                                                                   ---------        ---------
TOTAL CURRENT ASSETS                                                 101,349          101,304

Investments in unconsolidated affiliates                              10,687           10,801
Property, plant and equipment                                         58,238           51,903
Less allowance for depreciation                                      (24,849)         (22,843)
                                                                   ---------        ---------
                                                                      33,389           29,060

Patents at cost, less amortization                                       550              498
Other assets                                                           4,771            4,035
                                                                   ---------        ---------
TOTAL ASSETS                                                       $ 150,746        $ 145,698
                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $  12,064        $  11,485
  Accrued expenses and other liabilities                               8,838            7,197
  Income taxes                                                         4,989            4,664
  Short term borrowings                                                1,038
  Current portion of long-term debt                                      770              842
                                                                   ---------        ---------
TOTAL CURRENT LIABILITIES                                             27,699           24,188
Long-term debt, less current portion                                   2,474            3,066
Deferred income taxes                                                  1,723            1,719
Minority interests                                                     5,321            5,058
Stockholders' Equity:
    Common stock, par value $1 per share - authorized
    15,000,000 shares, issued 9,361,550 shares including
    730,595 shares at November 30, 1996 and 548,033 shares
    at February 29, 1996 held in treasury                              9,362            9,362
    Additional paid-in capital                                         9,429            9,480
    Retained earnings                                                 98,437           91,804
    Unrealized holding gains on investments
      available-for-sale, net of income tax                              209              192
    Cost of common stock in treasury                                 (12,620)          (8,364)
    Foreign currency translation adjustment                            8,712            9,193
                                                                   ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                           113,529          111,667
                                                                   ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 150,746        $ 145,698
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

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Nine Months Ended               Three Months Ended
                                                      November 30                     November 30
                                             --------------------------       ---------------------------
                                                1996            1995               1996            1995
                                                ----            ----               ----            ----
                                                             (in thousands - except share data)

Net sales                                   $  158,576       $  160,402       $   55,396       $   54,951
Interest income                                  1,049            1,361              305              422
Other income - net                               2,672            2,332            1,291              990
                                            ----------       ----------       ----------       ----------
                                               162,297          164,095           56,992           56,363

Costs and expenses:
  Cost of sales                                114,391          116,855           39,682           39,886
  Selling, general and administrative           27,648           25,716            9,574            9,134
  Research and development                       2,767            2,431              960              837
  Interest expense                                 326              166               81               97
  Minority interests                             1,120            1,159              492              429
                                            ----------       ----------       ----------       ----------

Total costs and expenses                       146,252          146,327           50,789           50,383
                                            ----------       ----------       ----------       ----------

Income before income taxes                      16,045           17,768            6,203            5,980
Income taxes                                     4,694            6,099            1,634            1,854
                                            ----------       ----------       ----------       ----------

NET INCOME                                  $   11,351       $   11,669       $    4,569       $    4,126
                                            ==========       ==========       ==========       ==========

Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                    8,888,448        8,997,341        8,754,594        9,006,226

Net income per common share                      $1.28            $1.30             $.52             $.46
                                            ==========       ==========       ==========       ==========



See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        November 30
                                                                ------------------------
                                                                  1996            1995
                                                                  ----            ----

                                                                    (in thousands)

OPERATING ACTIVITIES
  Net income                                                   $ 11,351        $ 11,669
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                            3,259           2,679
         Provision for bad debts                                    537             872
         Equity in earnings of unconsolidated affiliates
           net of dividends received                               (304)            244
         Deferred income taxes                                     (139)           (130)
         Minority interests                                       1,120           1,159
         (Gain) Loss on sales of investments
           available-for-sale                                        (9)             57
         Changes in operating assets and liabilities:
           Receivables                                           (6,007)        (12,764)
           Inventories                                              363          (1,981)
           Other current assets                                     (52)            340
           Other Receivables                                       (602)            168
           Accounts payable                                         277           8,226
           Accrued expenses and other liabilities                 1,738           2,470
           Income taxes payable                                     441           1,077
           Other assets                                             193            (623)
                                                               --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        12,166          13,463

INVESTING ACTIVITIES

  Purchases of property, plant and equipment (net)
         and patents                                             (7,318)        (11,170)
  Proceeds from sales of investments available-for-sale           2,746           3,808
  Purchases of investments available-for-sale                    (7,282)         (3,507)
  Purchases of investments held-to-maturity                        (559)         (8,609)
  Redemption of investments held-to-maturity                      4,046          14,635
  Purchase of minority interest                                    (739)           (552)
                                                               --------        --------
NET CASH USED IN INVESTING ACTIVITIES                            (9,106)         (5,395)


See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                     Nine Months Ended
                                                                         November 30
                                                                 ------------------------
                                                                   1996            1995
                                                                      (in thousands)

FINANCING ACTIVITIES
  Dividends paid                                                $ (4,718)       $ (4,099)
  Dividends paid to minority shareholders                           (201)           (468)
  Payments on debt obligations                                      (657)           (196)
  Proceeds from exercise of stock options                            252             218
  Proceeds from loan                                               1,038           3,406
  Purchases of treasury stock                                     (4,560)
                                                                --------        --------
NET CASH USED IN FINANCING ACTIVITIES                             (8,846)         (1,139)

Effect of exchange rate changes on cash and

  cash equivalents                                                  (368)            161
                                                                --------        --------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                     (6,154)          7,090

Cash and cash equivalents at beginning of the year                26,711          14,761
                                                                --------        --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                          $ 20,557        $ 21,851
                                                                ========        ========


SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
  Interest                                                      $    297        $    167
  Income taxes                                                     3,717           4,859


See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 29, 1996 annual report to shareholders. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

          Inventories consist of the following:

                                                     November 30,            February 29,
                                                         1996                    1996
                                                     -----------            -----------
                  Raw materials                      $13,413,000            $13,724,000
                  Finished goods                      10,780,000             10,569,000
                                                     -----------            -----------
                                                     $24,193,000            $24,293,000
                                                     ===========            ===========


         Domestic gold and silver inventories as of November 30, 1996 and 1995 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at November 30, 1996 and February 29, 1996 would have been $4,146,000 and $4,712,000 higher, respectively.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the nine months ended November 30:

                                      1996             1995
                                      ----             ----

Dividends declared                    May              May
Dividends paid                        June             June
Dividends declared                    July             July
Dividends paid                        August           August
Dividends declared                    October          September
Dividends paid                        November         October
Dividends per common share:

  Quarter ended May 31                $0.18            $0.155
  Quarter ended August 31             $0.18            $0.155
  Quarter ended November 30           $0.18            $0.155

Number of outstanding shares on
 which dividend was declared:

  Quarter ended May 31                 8,828,085        8,809,510
  Quarter ended August 31              8,756,378        8,819,491
  Quarter ended November 30            8,629,015        8,821,660

Amount of dividends:

  Quarter ended May 31                $1,589,000       $1,365,000
  Quarter ended August 31              1,576,000        1,367,000
  Quarter ended November 30            1,553,000        1,367,000
                                      ----------       ----------
                                      $4,718,000       $4,099,000
                                      ==========       ==========

NOTE D - OTHER INCOME

Other income consists of the following:

                                       Nine Months Ended          Three Months Ended
                                          November 30                 November 30
                                      -------------------         -----------------
                                       1996          1995           1996       1995
                                       ----          ----           ----       ----

Royalty and commission income         $1,447       $ 1,488        $  573       $506
Equity in earnings of
   unconsolidated affiliates             778           661           484        317
Foreign currency gains (losses)          119           (71)          148         --
Investment income and other              328           254            86        167
                                      ------       -------        ------       ----
                                      $2,672       $ 2,332        $1,291       $990
                                      ======       =======        ======       ====

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended November 30, 1996 and November 30, 1995

         Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $7,566,000 or 10% to $81,852,000 in the November 1996 period, from $74,286,000 in the November 1995 period. Process sales increased primarily in Asia and to a lesser extent in the United States and Europe. Precious metal content and other sales totaled $76,724,000 in the November 1996 period, a decrease of $9,392,000 or 11% from $86,116,000 in the November 1995 period principally due to decreased volume of precious metal content sales in the United Kingdom and to a lesser extent in the United States. The average gold price per troy ounce for the November 1996 and November 1995 periods were $387 and $385, respectively.

         The strengthening of the U.S. dollar against European currencies had the impact of decreasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' foreign currency sales into U.S. dollars. Process sales decreased $1,103,000 and precious metal content and other sales decreased $1,473,000 due to the effect of currency rate changes on translated amounts in the 1996 period.

         Cost of sales decreased $2,464,000 in the November 1996 period. The decrease was due to lower precious metal content sales from reduced sales volume, partially offset by the increased process sales. The November 1996 period reflects an increase in the Company's overall gross profit percentage from 27.1% to 27.9%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales. However, market conditions have resulted in decreased margins on process sales in the November 1996 period.

         Selling, general, and administrative expenses increased $1,932,000 or 8% in the November 1996 period. The increase occurred principally in Asia, as the Company's operations in Hong Kong continued to grow and a new LeaRonal company was opened in Singapore. Selling, general, and administrative expenses increased in all locations due to the addition of sales and technical service people to meet customer requirements.

         Interest income decreased $312,000 from $1,361,000 in the November 1995 period to $1,049,000 in the November 1996 period because the Company had less available funds for investment.

         Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Earnings of unconsolidated subsidiaries increased $117,000 in the November 1996 period, principally due to a gain from the sale of substantially all of the assets of the United Kingdom subsidiary's 50% owned jewelry manufacturing affiliate during the third quarter.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The effective income tax rate decreased in the November 1996 period to 29% from 34% in the November 1995 period. This is due principally to an increase in foreign earnings as a percentage of worldwide earnings which are taxed at lower rates, and the effect of lower dividends from the Company's foreign subsidiaries.

         Net income decreased $318,000 or approximately 3% in the November 1996 period, primarily due to increased selling, general, and administrative expenses, increased research and development expenses and decreased interest income, partially offset by increased gross margins, increased other income and the effect of lower effective income tax rates.

         The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the November 1996 period decreased by $463,000 or 4% from the prior year due to the decrease in the average exchange rates used to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

         In the November 30, 1996 period, net cash provided by operations decreased $1,297,000 to $12,166,000 compared with $13,463,000 in the November 1995 period, primarily due to changes in operating assets and liabilities. The accounts receivable increase occurred principally in Asia due to increased sales in that area. Cash flows used in investing activities were $9,106,000 in the November 1996 period, compared to $5,395,000 in the November 1995 period. The principal uses of cash were purchases of property, plant and equipment, and increased net purchases of short term investments. Cash flows used in financing activities were $8,846,000 in the November 1996 period, compared to $1,139,000 in the November 1995 period. During the November 1996 period, the Company spent $4,560,000 for the repurchase of 204,600 shares of its common stock to be held in treasury for the Company's 1996 long term incentive plan approved by stockholders at the annual meeting held on July 16, 1996. In the November 1995 period, cash flows used in financing activities were decreased $3,406,000 from the proceeds of a mortgage loan used to partially finance the acquisition of a new facility in Hong Kong. In the November 1996 period, loan proceeds totaled $1,038,000, a decrease of $2,368,000. In addition, the Company increased its quarterly dividend rate 16% to $.18 per share in the November 1996 period, from $.155 per share in the November 1995 period.

         At November 30, 1996, the Company had working capital of $73,650,000 and current assets of $101,349,000 including cash, cash equivalents, and short term investments of $32,154,000. The Company believes that its balances of cash, cash equivalents, and short term investments, together with funds generated from operations and existing and potential borrowing capabilities will be sufficient to meet its cash requirements in the foreseeable future.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter ended November 30, 1996 and November 30, 1995

         Net sales increased $445,000 from $54,951,000 in the November 1995 quarter to $55,396,000 in the November 1996 quarter. Process sales in the November 1996 quarter totaled $29,401,000, an increase of $3,686,000 or 14% from $25,715,000 in the November 1995 quarter. Process sales increased primarily in Asia and to a lesser extent in the United States. Precious metal content and other sales totaled $25,995,000 in the November 1996 quarter, a decrease of $3,241,000 from $29,236,000 in the November 1995 quarter due to decreased volume of precious metal content sales in the United Kingdom and the United States. The average gold price per troy ounce for the November 1996 and 1995 quarters were $381 and $384, respectively.

         Cost of sales decreased $204,000 due to decreased precious metal content and other sales, partially offset by increased process sales. The Company's overall gross margin percentage increased from 27.4% in the November 1995 quarter to 28.4% in the November 1996 quarter, principally due to the increase in process sales which have a higher gross margin, as a percentage of total sales.

         Selling, general, and administrative expenses increased $440,000 or approximately 5% in the November 1996 quarter. The increase occurred principally in Asia and is attributable to the cost attributable to moving into new facilities in Hong Kong, and increased sales and technical service people to meet customer requirements, principally in Asia and the United States.

         Interest income decreased from $422,000 in the November 1995 quarter to $305,000 in the November 1996 quarter because the company had less available funds for investment.

         Other income increased $301,000 in the November 1996 quarter, principally due to increased earnings of unconsolidated affiliates, foreign currency gains, and increased royalty and commission income.

         The effective income tax rate decreased from 31% in the November 1995 quarter to 26% in the November 1996 quarter. The decrease is principally due to an increase in foreign earnings as a percentage of worldwide earnings which are taxed at lower rates and the effect of lower dividends from the Company's foreign subsidiaries.

         Net income increased $443,000 or 11% in the November 1996 quarter, primarily due to increased gross margins, increased other income and the effect of lower effective income tax rates, partially offset by increased selling, general, and administrative expenses and decreased interest income.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

         b) There were no reports on Form 8-K filed for the three months ended November 30, 1996.

                                   FORM 10-Q
                        LeaRonol, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LeaRonal, Inc.
                                       --------------
                                       (Registrant)



                                       /s/ Ronald Ostrow
                                       --------------------------
                                       Ronald Ostrow
                                       President and
                                       Chief Executive Officer


                                       /s/ David Rosenthal
                                       --------------------------
                                       David Rosenthal
                                       Vice President - Finance
                                       and Treasurer

Dated:  January 10, 1997