Form 10-K
period 1997-02-28
LEARONAL INC
filed 1997-05-29
CIK 58172

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended February 28, 1997 Commission file number 0-3183

                                 LEARONAL, INC.
             (Exact name of registrant as specified in its charter)

              NEW YORK                                  11-1717548
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  272 BUFFALO AVENUE, FREEPORT, NEW YORK 11520
               (Address of principal executive office) (Zip code)

        (Registrant's telephone number, including area code) 516-868-8800

Securities registered pursuant to Section 12(b) of the Act.


Title of each class                    Name of each exchange on which registered

Common Stock, par value $1 per share              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No  X
                                       ---       ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock, $1 par value - $210,095,000 (based on the last sale price thereof reported on the consolidated tape for May 9, 1997).

At May 9, 1997, 8,575,321 shares of the registrant's Common Stock, $1 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on July 15, 1997 are incorporated by reference into Part I and Part III.

                                     PART I


ITEM 1.  BUSINESS


General

LeaRonal, Inc. was incorporated in 1953 under the laws of the State of New York. The business of LeaRonal, Inc. and its subsidiaries (hereinafter "the Company") consists of the development, production, sale and worldwide distribution of specialty chemical additives and other products used by the connector, printed circuit board, semiconductor, and industrial metal finishing industries. In addition to its facilities in the United States, the Company has subsidiaries located in England, Switzerland, Germany, France, Hong Kong, Singapore, Taiwan, and South Korea, and at its 50% owned unconsolidated affiliates in Japan and Italy to serve its worldwide customer base. (See Note 6 of Notes to Consolidated Financial Statements.) The Company's specialty chemical additives are proprietary and the majority of them are patented.

In the five fiscal years ended February 28, 1997, the Company's precious metal electroplating processes accounted for 52% to 62% of the Company's net sales volume but less than 50% of the Company's income before income taxes. The disproportionate contribution of the precious metal processes to sales as compared to income is principally due to the high cost of the precious metal content of such processes, which is included as a component of sales, and is generally priced at the market price on the date of shipment.

Aside from its sales of precious metal electroplating processes, the Company produces and markets in excess of 100 other electroplating processes and chemical additives relating to the deposition of nickel, tin, copper, zinc, and other metals. The users of the Company's non-precious metal processes generally provide their own metals. In addition, the Company has, over the years, expanded its product line to include non-electroplating specialty chemicals used in the fabrication of printed circuit boards and other electronic components.

The following table sets forth, for each of the five fiscal years in the period ended February 28, 1997, the division of the Company's net sales as among its precious metal processes, non-precious metal processes and products and other products, and the precious metal content (primarily gold) of its electroplating processes:

                           1997          1996           1995            1993            1992
                           ----          ----           ----            ----            ----
                                                  (in Thousands)
Precious Metal
 Processes               $ 18,628       $ 19,465       $ 16,099       $ 14,892       $ 13,885

Non-Precious Metal
 Processes
 and Products              91,157         80,562         62,380         55,243         55,555
                         --------       --------       --------       --------       --------

ALL PROCESSES             109,785        100,027         78,479         70,135         69,440

Precious Metal
 Content                   91,138        105,557         93,485         75,383         64,800

Other Products*             9,335          6,041          5,040          5,549          4,934
                         --------       --------       --------       --------       --------

NET SALES                $210,258       $211,625       $177,004       $151,067       $139,174
                         ========       ========       ========       ========       ========



-------------------------


*        Primarily consists of sales of electroplating equipment and supplies.

In fiscal 1997, there were no sales to any one customer in excess of 10% of net sales. No single customer accounted for more than 3% of all process sales in any of said years. The loss of any one customer would not have a material adverse effect on the Company's business.

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

Gold metal used in the production of chemical additives for the Company's gold electroplating processes is purchased at unregulated market prices which vary from day to day. During the past five fiscal years, the New York market price of gold has fluctuated between approximately $300 and $415 an ounce. On May 9, 1997, the New York market price for gold was $346.

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


---------------------------------

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

Non-Precious Metal Electroplating Processes

The Company's non-precious metal electroplating processes are distributed to over 2,000 customers. In the fiscal year ended February 28, 1997, no single customer or distributor accounted for more than 5% of the Company's net sales of such processes.

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

The Company sells a tin-lead electroplating bath called PLUTIN LA. This system, which is primarily used to plate printed circuit boards, has many advantages over the conventional tin-lead plating baths.

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

SOLDERON SC and SOLDERON LG are used extensively for plating semiconductor lead frames and capacitors, respectively, and SOLDERON MHS is the industry leader for wire plating.

RONASTAN TP represents the first new tin plating process introduced to the steel industry in over forty years. This process allows for the continuous coating of steel sheet with pure tin and offers both environmental and technical advantages over prior technology.

In its gold, silver, and palladium electroplating systems, the Company offers the precious metal as a component of the process. In most of the other processes offered for sale, the Company supplies only the specialized chemical additives necessary for the process, and the user supplies the metal and other chemicals. The raw materials required for these processes are in adequate supply.

The Company continues to focus its efforts in the area of environmentally benign and cost effective processes.


Other Products

The Company has a license agreement with Tokyo Ohka (TOK), a Japanese company, which gives the Company the exclusive rights to manufacture and sell a complete line of photoimageable solder masks, under the name of RONASCREEN OPSR and RONACOAT OPSR. The market for these items in the printed circuit board industry is large, although competitive. The Company believes its technology has technical advantages over existing processes which has contributed to the high degree of market acceptance for its imaging products.

The Company also offers, under licensing agreements with TOK, dry film photoresists for sale in Europe and Southeast Asia.


Research and Development

The Company's research and development program is particularly important due to rapid technological changes and advances in the industries the Company serves. In order to keep pace with changing technology in these industries, the Company maintains an extensive worldwide research program and pilot plating facilities to simulate production conditions. Amounts expended on research and development during fiscal 1997, 1996, and 1995 were approximately $3,757,000; $3,406,000; and $2,815,000, respectively.

In addition to the corporate research facilities in Freeport, New York, research is also conducted at other Company facilities in both Europe and Asia. Programs are coordinated among LeaRonal and its subsidiaries to maximize efficiency.


Recent Developments

In order to increase market penetration with its RONACOAT Imaging products, the Company has introduced a line of automated equipment for electrostatic coating of these products. To date, seven of these systems have been sold and installed in the United States. In addition, the Company has successfully introduced its RONASCREEN OPSR into competitive electrostatic coating systems and in 1996 began offering products for other application techniques such as curtain coating.

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

The Company has attained a position of leadership in supplying electroless nickel/immersion gold chemistry to the printed circuit industry for surface mount (SMT) applications.

In addition, a recently introduced regeneratable electroless nickel process (Everon) is being well received in the marketplace. This process eliminates many of the operating variables associated with the current technology, as well as eliminating the production of a hazardous waste stream.

The Company continues to expand its line of specialty items such as cleaners and film strippers which it offers to the printed circuit industry.


Patents and Licenses

The Company maintains an active program of obtaining patents to protect the results of its research and development programs. While the majority of the Company's processes are patented and it regards its patents as important to its business, it does not believe that its sales are materially dependent upon any particular patent or group of related patents. As of February 28, 1997, the Company owned in excess of 100 patents, and had many domestic and foreign patent applications pending. There is no assurance that United States or foreign patent applications filed will result in patents. It is the Company's policy to amortize the cost of patents over the life of the respective patents.

The Company is the licensee under several license agreements for the use of certain patent rights of other corporations. These licenses relate to certain aspects of the Company's electroplating processes and imaging products. Some of these licenses are subject to the right of cancellation prior to the expiration of the patents to which they relate, and there is no assurance that such right will not be exercised prior thereto. The Company believes that the cancellation of these licenses would not have a materially adverse effect on the Company.

From time to time, the Company grants licenses to unconsolidated affiliates and unrelated suppliers for the manufacture and sales of products for which the Company receives royalties. Royalty and commission income for fiscal 1997, 1996, and 1995 was approximately $1,932,000; $2,004,000; and $1,801,000, respectively.

Domestic Distribution and Technical Services

The Company markets its processes and products directly and through certain independent distributors located in various parts of the United States. The Company's Sales and Technical Services departments work with these distributors and directly with the Company's ultimate customers to satisfy customers' requirements.

Sales made through distributors, the largest one of which accounted for less than 10% of the Company's net sales during the fiscal year ended February 28, 1997, are in all cases subject to the customary distributors' discount. The Company does not believe that there was any significant difference in profitability between direct sales and those made through distributors.


Foreign Operations

The Company's specialty chemicals are also manufactured by its subsidiaries, LeaRonal (UK) plc ("UK") located in Buxton, Derbyshire, England, and LeaRonal AG ("AG") located in Lucerne, Switzerland, each of which has complete laboratory and manufacturing facilities for the manufacture and sale of substantially all of the Company's products and processes. Certain of the Company's products are also manufactured at its other European and Asian facilities.

UK markets the Company's processes throughout Great Britain and to many countries on the European continent, through its affiliates and a limited number of independent distributors. UK has been in operation for more than 30 years and affords the Company a base of operations for Europe. During the Company's five fiscal years ended February 28, 1997, UK accounted for the following percentages of the Company's operating profit: 1997 - 17%; 1996 -21%; and 1995 - 22%; 1994 -
19%; and 1993 - 24%. For a discussion of items impacting 1997 earnings, see Management's Discussion and Analysis of Operations.

AG was formed in September 1971 to manufacture and market the Company's products and processes in Switzerland, Austria, Germany and Southeast Asia. In Germany, these products are sold by LeaRonal GmbH. In Southeast Asia, these products are sold through LeaRonal Asia Ltd. ("LRAL"), as well as subsidiaries in Taiwan, Korea, and Singapore. 86% of the outstanding stock of LeaRonal Asia Ltd. is owned by LeaRonal AG and the remaining approximately 14% is owned by its employees. For the Company's five fiscal years ended February 28, 1997, LeaRonal AG (including LRAL) accounted for the following percentages of the Company's operating profit: 1997 - 60%; 1996 - 47%; 1995 - 44%; 1994 - 43%; and 1993 -
40%. Approximately 93% of the outstanding stock of AG is owned by the Company, the remaining 7% being owned by its employees.

In December 1996, LeaRonal Asia Ltd. relocated to a new 50,000 square foot multi-purpose facility in Fanling, New Territories, Hong Kong. This new technology center provides the Company with a base of operations for serving all of Southeast Asia.

In January 1996, LeaRonal Singapore was formed and an office in Malaysia was established to better serve customers in those countries.

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

In 1977, the Company acquired 30% of the outstanding stock of Surpro B.V. (a Netherlands company) and 70% of Surpro GmbH (a German company which changed its name to LeaRonal GmbH). These companies were formerly independent distributors of the Company's products in the Dutch and German markets. In 1983, the Company exchanged its 30% stock interest in Surpro B.V. for an additional 30% stock interest in LeaRonal GmbH, making the German company a wholly owned subsidiary. In May, 1990, an expansion of the Company's manufacturing and customer service laboratories was completed in Birkenfeld, Germany. A further expansion of the facility is presently underway.

In June 1970, Japan Ronal, Inc. was formed by the Company and Japan Meltex, a non-affiliated, publicly-traded Japanese company, each of which owns 50% of the outstanding stock, to manufacture and sell the Company's products. A new research facility was completed and dedicated in June 1990, at Miyahara, Japan. At the same time, the name of the Company was changed to LeaRonal Japan. Sales of the Company's products continue to be made through Japan Meltex, with technical support provided by LeaRonal Japan.


The Company and its subsidiaries are subject to the usual risks of doing business abroad, including currency fluctuations, restrictions on the transfer of funds, price controls and import and export restrictions.


Foreign and Domestic Operations and Export Sales

Information pertaining to foreign and domestic operations, export sales and sales by geographic area is included in Note 6 of Notes to Consolidated Financial Statements for the three fiscal years ended February 28, 1997 and is incorporated herein by reference.


Employee Relations

The Company had approximately 800 employees worldwide as of February 28, 1997, of which over 100 are graduate engineers or holders of other technical degrees. The Company has enjoyed excellent relations with its employees and has never experienced a work stoppage.

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


ITEM 2.  PROPERTIES

The Company owns four buildings in Freeport, New York. The first is a one-story building containing approximately 46,000 square feet of which 15,000 square feet are utilized for executive, administrative, and sales offices, and the remaining 31,000 square feet are utilized for research laboratories, warehousing, manufacturing, and customer services. The second building contains laboratories, production, and warehouse facilities. The purchase of this land and building containing 40,000 square feet was financed with funds provided through the Nassau County Industrial Development Agency and Chemical Bank. The cost of this facility was approximately $2,600,000. In April 1996, the Company purchased a 17,000 square foot building adjacent to its Freeport facility for $980,000 and renovated its offices, research and development, laboratory, and warehouse. The Company previously leased this building. In December, 1996, the Company purchased a 30,000 square foot building for $825,000. The building is presently being renovated and is intended to serve as a product distribution and training center.

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

In November 1989, the Company entered into a lease for the rental of 19,000 square feet of manufacturing and office space in Orange, California, in the vicinity of its main manufacturing facility. The lease, as amended in October, 1996, expires on February 28, 2002. The current annual base rental is $100,000, plus taxes and maintenance. Commencing May 1, 1997, the Company subleased the manufacturing and warehouse portion of this building which previously housed the Company's dry film photoresist operations. The sublease expires February 28, 2002.

LeaRonal UK owns a laboratory, manufacturing, and refining facility totaling in excess of 40,000 square feet in Buxton, Derbyshire, England. During fiscal 1996, LeaRonal UK purchased additional land near its Buxton site, and during fiscal 1997, the Company constructed a new building to house its imaging operations on this site.

LeaRonal AG owns a 25,000 square foot multi-story facility in Lucerne, Switzerland, which is used for production, laboratories, and administration.

LeaRonal France owns a one story, 18,000 square foot building in Lyon, constructed in 1986, which houses offices, customer service labs, production facilities, and a warehouse.

LeaRonal GmbH, located in Birkenfeld, owns a multi-story, 14,000 square foot facility which houses offices, customer service laboratories, a warehouse, and a limited production area. Expansion of these facilities is now underway.

LeaRonal Taiwan has purchased approximately 21,000 sq. ft. of land on which a new 15,000 sq. ft. facility will be constructed.

In September 1996, LeaRonal Asia Ltd. purchased a new 50,000 sq. ft. building in the Fanling section of Hong Kong. The cost of this building was approximately $6,000,000. This building is now the center of the Company's Southeast Asian operations and houses laboratories, production facilities, offices, and warehousing space.

During 1996, LeaRonal Singapore purchased a new one-story, 22,000 sq. ft. building to support its expanding customer base in that country. The cost of this building was approximately $1,125,000.

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

None.

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS


The Company's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and its symbol is LRI. The following table indicates the quarterly high and low sale prices for LeaRonal Common Stock on the New York Stock Exchange and cash dividends declared for the past two years:

                                                    Year Ended
                 ----------------------------------------------------------------------------------
                         February 28, 1997                           February 28, 1996
                 ------------------------------------          ------------------------------------

                                            Cash                                          Cash
Quarter                 Sale Price          Dividends               Sale Price            Dividends
Ended             High              Low     Declared          High              Low       Declared
-----             ----              ---     --------          ----              ---       --------

May 31            29                24-1/4   18(cent)          20-3/8            17-3/4   15-1/2(cent)
Aug. 31           28-3/4            21-5/8   18(cent)          24-7/8            20       15-1/2(cent)
Nov. 30           23-3/4            21       18(cent)          28-7/8            21-3/4   15-1/2(cent)
Feb. 29           25-1/2            21-7/8   18(cent)          28-1/8            23       15-1/2(cent)

Approximate number of holders of Common Stock on May 9, 1997: 4,000.

ITEM 6.  SELECTED FINANCIAL DATA

LEARONAL, INC. AND SUBSIDIARIES

The following selected consolidated financial data for the five fiscal years ended February 28, 1997 should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing herein in Item 8:

                       (in thousands except share amounts)

                                  1997             1996              1995              1994             1993
                                  ----             ----              ----              ----             ----
Net sales                    $  210,258        $  211,625        $  177,004        $  151,067        $  139,174

Income before
 cumulative effect of
 accounting change           $   16,465        $   15,595        $   12,429        $   10,337        $    8,740
Cumulative effect of
 accounting change                                                                                          181
                             ----------        ----------        ----------        ----------        ----------
Net income                   $   16,465        $   15,595        $   12,429        $   10,337        $    8,921
Earnings per share:
 Income before
  cumulative effect of
  accounting change          $     1.86        $     1.74        $     1.40        $     1.18        $     1.00
 Cumulative effect of
  accounting change                                                                                         .02
                             ----------        ----------        ----------        ----------        ----------
Net income
 per share                   $     1.86        $     1.74        $     1.40        $     1.18        $     1.02

Total assets                 $  151,265        $  145,698        $  122,682        $  108,214        $  101,000
Working capital              $   75,823        $   77,116        $   75,475        $   66,374        $   59,155
Property, plant and
 equipment - net             $   33,764        $   29,060        $   17,782        $   16,515        $   17,155
Long-term debt, less
 current portion             $    3,152        $    3,066        $      523        $      734        $    1,031
Stockholders' equity         $  113,044        $  111,667        $  101,789        $   89,827        $   81,747
Cash dividends
 per share                   $      .72        $      .62        $      .56        $      .52        $      .50
Average number of
 common shares
 and equivalents
 outstanding                  8,861,104         8,953,832         8,893,751         8,789,256         8,773,314
Return on average
 Stockholders' equity                15%               15%               13%               12%               11%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES

Fiscal 1997/Fiscal 1996

Net sales consists of proprietary and patented specialty chemicals and imaging chemicals, referred to as "process sales," the precious metal content of the Company's electroplating processes, and sales of other products. Process sales increased $9,758,000 or 10% to $109,785,000 in fiscal 1997 from $100,027,000 in fiscal 1996. Process sales increased 27% in Asia, and 6% in the United States in fiscal 1997. Process sales were substantially the same in Europe for both fiscal 1997 and fiscal 1996. Precious metal content and other sales totaled $100,473,000 in fiscal 1997, a decrease of $11,125,000 or 10% from $111,598,000 in fiscal 1996. The decrease is attributable to lower volume of precious metal content sales, principally in the United Kingdom, and to a lesser extent, in the United States and Asia. Low-margin, third-party gold sales from the company's United Kingdom subsidiary were $1,781,000; $10,088,000; and $14,424,000 for fiscal 1997, 1996, and 1995, respectively. The average gold price per troy ounce for the fiscal 1997 and fiscal 1996 periods were $379 and $388, respectively.

Fiscal 1996/Fiscal 1995

Net sales increased $34,621,000 or 20% to $211,625,000 in fiscal 1996. Process sales increased $21,547,000 or 27% to $100,027,000 in fiscal 1996. Process sales increased 46% in Asia, 32% in Europe, and 11% in the United States. Precious metal content sales totaled $105,557,000, an increase of $12,072,000 or 13% from fiscal 1996. The increase was due to increased precious metal content sales volume in the United States, partially offset by decreased sales volume of low-margin third-party gold sales by the Company's UK subsidiary. Low-margin third-party gold sales from the Company's UK subsidiary were $10,088,000, $14,424,000, and $5,352,000 for fiscal 1996, 1995, and 1994, respectively. The average gold price per troy ounce for the fiscal 1996 and fiscal 1995 periods were $388 and $383, respectively.

The decline of the U.S. dollar against certain foreign currencies during fiscal 1996 had the impact of increasing the U.S. dollar reported sales amounts, resulting from translating the subsidiaries' sales from their functional currency into U.S. dollars. Process sales increased $2,504,000 and precious metal content and other sales increased $3,025,000 due to the effect of currency rate changes on translated amounts.

COST OF SALES/GROSS PROFIT

Fiscal 1997/Fiscal 1996

Cost of sales decreased $4,000,000 or 3% in fiscal 1997. The decrease was primarily due to lower precious metal content sales from reduced sales volume, partially offset by increased process sales. Gross profits increased $2,633,000 or 4% from $58,753,000 in fiscal 1996 to $61,386,000 in fiscal 1997. The fiscal 1997 period reflects an increase in the Company's overall gross profit percentage from 27.8% in fiscal 1996 to 29.2% in fiscal 1997, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit percentages increased 4% in overseas markets and decreased approximately 1% in the United States.

Fiscal 1996/Fiscal 1995

Cost of sales increased $20,725,000 or 16% in fiscal 1996. The increase was due to increased process sales in all locations and increased precious metal content sales from increased volume in the United States. Gross profits in the fiscal 1996 period increased $13,896,000 or 31% to $58,753,000 from $44,857,000 in the fiscal 1995 period. The Company's overall gross profit percentage increased principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Fiscal 1997/Fiscal 1996

Selling, general, and administrative expenses increased $1,751,000 or 5% in fiscal 1997. Expenses increased primarily in Asia and the United States due to the addition of sales and technical service people to support customer requirements.

Fiscal 1996/Fiscal 1995

Selling, general, and administrative expenses increased $6,927,000 or 25% in fiscal 1996. Expenses increased principally in Europe and Asia due to increased sales and technical service costs to support the Company's expanded customer base and market growth. During the fiscal 1996 period, the average exchange rates used to translate expenses from the subsidiaries' functional currency into U.S. dollars resulted in an increase of approximately $1,089,000 in reported selling, general, and administrative expenses.


OTHER INCOME

Fiscal 1997/Fiscal 1996

Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income increased $210,000 in fiscal 1997, principally due to foreign currency gains and increased investment income which were partially offset by decreased royalty and commission income.

Fiscal 1996/Fiscal 1995

Other income increased $501,000, as increased royalty and commission income, investment income, and other income were partially offset by decreased earnings of unconsolidated affiliates.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


INTEREST INCOME

Fiscal 1997/Fiscal 1996

Interest income decreased $514,000 in fiscal 1997 due to lower interest rates and reduced average funds available for investment. This is attributable to cash used for the purchase of 204,680 shares of the Company's own stock for treasury, at a cost of $4,560,000 and the continued expansion of its facilities worldwide.

Fiscal 1996/Fiscal 1995

Interest income increased $303,000 in fiscal 1996, principally due to increased funds available for investment.


OPERATING PROFITS

Fiscal 1997/Fiscal 1996

Operating profits is revenue excluding equity in the earnings of unconsolidated affiliates less operating expenses, excluding interest expense and minority interests. Operating profits increased $251,000 in fiscal 1997 to $24,644,000 from $24,393,000 in fiscal 1996. Operating profits increased due to increased gross profits and other income, partially offset by decreased interest income and increased selling, general, and administrative and increased research and development expenses. Operating profits increased 30% in Asia and 15% in Europe, but decreased 51% in the United States.

Fiscal 1996/Fiscal 1995

Operating profits increased 43% from $17,085,000 in fiscal 1996 to $24,393,000 in fiscal 1996. Operating profits increased due to increased sales, gross profits, other income, and interest income, which were partially offset by increased selling, general, and administrative expenses and increased research and development expenses. Operating profits increased 59% in Europe, 16% in Asia, and 24% in the United States.


INCOME TAXES

Fiscal 1997/Fiscal 1996

The effective income tax rate decreased from 34% in fiscal 1996 to 30% in fiscal 1997. The decrease in the effective tax rate is principally due to the increase in earnings and percentage of earnings attributable to the Company's subsidiaries in Asia and Switzerland, which are taxed at effective tax rates of 16.5% and 24%, respectively.

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

NET INCOME

Fiscal 1997/Fiscal 1996

Net income increased $870,000 or 6% from $15,595,000 in fiscal 1996 to $16,465,000 in fiscal 1997, primarily due to increased gross profits from increased process sales and lower effective income tax rates.

The results of operations continue to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. (See Note 6 to the consolidated financial statements.) The effect of translating the foreign operations financial statements from functional currencies into U.S. dollars impacts the reported results of operations. Net income for fiscal 1997 was reduced $836,000 or 5% from the prior year, principally due to a decrease in the average exchange rates used to translate the Swiss subsidiary and Japanese unconsolidated affiliate's income statements from local currency into U.S. dollars.

Fiscal 1996/Fiscal 1995

Net income increased $3,166,000 or 25% from $12,429,000 in fiscal 1995 to $15,595,000 in fiscal 1996, primarily due to increased gross profits from increased sales, increased interest, and other income and increased average foreign exchange rates, partially offset by increased selling, administrative, and general expenses, research and development expenses, and higher effective income tax rates. Net income for the 1996 period increased by $901,000 or 7% from the prior year period, principally due to an increase in the average exchange rates used to translate the European subsidiaries' income statements from local currency into U.S. dollars.

FINANCIAL CONDITION AND OTHER

In fiscal 1997, net cash provided from operations decreased $1,069,000 to $18,706,000 from $19,775,000 in fiscal 1996, primarily due to changes in operating assets and liabilities. Cash flows used in investing activities were $15,238,000 in fiscal 1997, compared to $4,821,000 in fiscal 1996. During fiscal 1996, the Company decreased its investment securities $10,807,000 to partially finance $15,366,000 of property, plant, and equipment purchases including buildings in Hong Kong and Singapore. In fiscal 1997, property, plant, and equipment purchases were $9,698,000 and investment securities increased $4,792,000. Cash flows used in financing activities totaled $10,611,000 in fiscal 1997, and $2,905,000 in fiscal 1996. In fiscal 1996, cash

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


flows used in financing activities were decreased $3,491,000 from the proceeds of a mortgage loan used to partially finance the acquisition of a new facility in Hong Kong. In fiscal 1997, loan proceeds totaled $1,000,000, a decrease of $2,491,000. During fiscal 1997, the company purchased 204,600 shares of its stock at a cost of $4,560,000. In addition, the Company increased its quarterly dividend rate 16% to $.18 per share in fiscal 1997 from $.155 per share in fiscal 1996.

At February 28, 1997, the Company had working capital of $75,823,000 and current assets of $103,234,000, including $32,617,000 in cash, cash equivalents, and short-term investments. The Company's immediate capital expansion requirements will be funded primarily by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required to support other corporate initiatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this section is set forth at the end of this Report.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information concerning the directors and officers of the registrant is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1997. Such information is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1997. Such information is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1997. Such information is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1997. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      (1) and (2) Financial Statements and Schedules:
                  See accompanying index to financial statements and schedules in Item 8.

         (3) Exhibits:
                  Exhibits are listed on the Exhibit Index on page 23.

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

                                                        Dated: May 9, 1997

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


/s/ Barnet D. Ostrow                                 /s/ Fred I. Nobel
--------------------                                 -----------------
Barnet D. Ostrow                                     Fred I. Nobel
Chairman of the Board                                Vice Chairman of the Board
and Director                                         and Director
May 9, 1997                                          May 9, 1997



/s/ Ronald F. Ostrow                                 /s/ Richard Kessler
--------------------                                 --------------------
Ronald F. Ostrow                                     Richard Kessler
President, Chief Executive Officer                   Executive Vice President
and Director                                         and Director
May 9, 1997                                          May 9, 1997



/s/ Arthur M. Winston                                /s/ Kenneth L. Stein
--------------------                                 --------------------
Arthur M. Winston                                    Kenneth L. Stein
Director                                             Director
May 9, 1997                                          May 9, 1997


/s/ David Rosenthal
-------------------
David Rosenthal
Treasurer, Chief Financial Officer
and Chief Accounting Officer
May 9, 1997

                                  EXHIBIT INDEX



21       Subsidiaries

                           Annual Report On Form 10-K
                      Item 8, Item 14(a)(1) and (2) and (d)

                          Index To Financial Statements
                        and Financial Statement Schedule

                              Financial Statements

                          Financial Statement Schedule

                          Year ended February 28, 1997

                         LeaRonal, Inc. and Subsidiaries

                               Freeport, New York

                   Form 10-K -- Item 14(a)(1) and (2) and (d)

                         LeaRonal, Inc. and Subsidiaries

         Index to Financial Statements and Financial Statement Schedule




The following consolidated financial statements of LeaRonal, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors..............................................F-2

Consolidated balance sheets -- February 28, 1997 and February 29, 1996......F-3

Consolidated statements of income -- Years ended February 28, 1997,
    February 29, 1996 and February 28, 1995.................................F-5

Consolidated statements of stockholders' equity -- Years ended
February 28, 1997, February 29, 1996 and February 28, 1995..................F-6

Consolidated statements of cash flows -- Years ended February 28, 1997,
    February 29, 1996 and February 28, 1995.................................F-7

Notes to consolidated financial statements -- February 28, 1997.............F-9

The following consolidated financial statement schedule of LeaRonal, Inc. and Subsidiaries is included in Item 14(d):

Schedule II -- Valuation and qualifying accounts...........................F-24



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Stockholders and Board of Directors
LeaRonal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LeaRonal, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeaRonal, Inc. and Subsidiaries at February 28, 1997 and February 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




                                                               ERNST & YOUNG LLP

Melville, New York
May 9, 1997

                         LeaRonal, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             FEBRUARY 28,         FEBRUARY 29,
                                                                1997                 1996
                                                            ----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $  18,117,000        $  26,711,000
    Investments available-for-sale                              7,904,000            9,450,000
    Investments held-to-maturity                                6,596,000            1,664,000
    Receivables, less allowance for doubtful accounts
      of $2,589,000 in 1997 and $2,485,000 in 1996
                                                               40,944,000           36,173,000
    Inventories:
        Finished products                                      11,685,000           10,569,000
        Materials and supplies                                 13,937,000           13,724,000
                                                            ----------------------------------
                                                               25,622,000           24,293,000

    Deferred income taxes                                       1,111,000              845,000
    Other current assets                                        2,940,000            2,168,000
                                                            ----------------------------------
Total current assets                                          103,234,000          101,304,000

Investments in unconsolidated affiliates                        9,372,000           10,801,000
Property, plant, and equipment, on the basis of cost:
    Land and buildings                                         29,695,000           27,033,000
    Machinery and equipment                                    25,704,000           21,824,000
    Automotive and other                                        3,424,000            3,046,000
                                                            ----------------------------------
                                                               58,823,000           51,903,000
    Accumulated depreciation and amortization                 (25,059,000)         (22,843,000)
                                                            ----------------------------------
                                                               33,764,000           29,060,000

Patents, at cost, less amortization                               521,000              498,000
Other assets                                                    4,374,000            4,035,000
                                                            ----------------------------------
Total assets                                                $ 151,265,000        $ 145,698,000
                                                            ==================================


See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                                                                 FEBRUARY 28,        FEBRUARY 29,
                                                                    1997                 1996
                                                                ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $  12,541,000        $  11,485,000
    Payroll and related items                                       4,216,000            3,864,000
    Accrued expenses and other liabilities                          4,178,000            3,333,000
    Income taxes                                                    5,621,000            4,664,000
    Current portion of long-term debt                                 855,000              842,000
                                                                ----------------------------------
Total current liabilities                                          27,411,000           24,188,000

Long-term debt, less current portion                                3,152,000            3,066,000
Deferred income taxes                                               2,157,000            1,719,000
Minority interests                                                  5,501,000            5,058,000

Stockholders' equity:
    Common stock, par value $1 per share -- authorized
        15,000,000 shares, issued 9,361,550 shares
        including 726,820 shares in 1997 and 548,033
        shares in 1996 held in treasury                             9,362,000            9,362,000
    Additional paid-in capital                                      9,527,000            9,480,000
    Retained earnings                                             101,997,000           91,804,000
    Unrealized holding gains on investments available-
        for-sale, net of tax                                          321,000              192,000
    Cost of treasury stock                                        (12,569,000)          (8,364,000)
    Cumulative translation adjustment                               4,406,000            9,193,000
                                                                ----------------------------------
Total stockholders' equity                                        113,044,000          111,667,000


                                                                ----------------------------------
Total liabilities and stockholders' equity                      $ 151,265,000        $ 145,698,000
                                                                ==================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                        Consolidated Statements of Income


                                                                   YEAR ENDED
                                               FEBRUARY 28,        FEBRUARY 29,         FEBRUARY 28,
                                                  1997                1996                  1995
                                              ------------------------------------------------------
Net sales                                     $ 210,258,000       $ 211,625,000        $ 177,004,000
Interest income                                   1,374,000           1,888,000            1,585,000
Other income                                      3,470,000           3,260,000            2,759,000
                                              ------------------------------------------------------
                                                215,102,000         216,773,000          181,348,000

Costs and expenses:
    Cost of sales                               148,872,000         152,872,000          132,147,000
    Selling, general and administrative          36,858,000          35,107,000           28,180,000
    Research and development                      3,757,000           3,406,000            2,815,000
    Minority interests                            1,565,000           1,383,000            1,220,000
    Interest                                        465,000             276,000               98,000
                                              ------------------------------------------------------

                                                191,517,000         193,044,000          164,460,000
                                              ------------------------------------------------------

Income before income taxes                       23,585,000          23,729,000           16,888,000
Income taxes:
    Federal                                       1,146,000           2,473,000            2,151,000
    Foreign                                       5,484,000           5,406,000            1,976,000
    State and local                                 224,000             424,000              282,000
    Deferred                                        266,000            (169,000)              50,000
                                              ------------------------------------------------------

                                                  7,120,000           8,134,000            4,459,000
                                              ------------------------------------------------------
Net income                                    $  16,465,000       $  15,595,000        $  12,429,000
                                              ======================================================

Net income per share                          $        1.86       $        1.74        $        1.40
                                              ======================================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



                                                                               PAR VALUE OF
                                                                 TOTAL        ISSUED SHARES      ADDITIONAL
                                                              STOCKHOLDERS'     OF COMMON         PAID-IN          RETAINED
                                                                 EQUITY           STOCK           CAPITAL          EARNINGS
                                                             ----------------------------------------------------------------
Balance at February 28, 1994                                 $  89,827,000      9,362,000       $ 9,639,000      $ 74,175,000
Net income for the year                                         12,429,000                                         12,429,000
Cash dividends declared -- $.56 per share                       (4,929,000)                                        (4,929,000)
Proceeds from issuance of 6,310 shares of
     common stock upon exercise of stock options                    64,000                          (30,000)
Unrealized holding losses on investments
     available-for-sale, net of tax                               (229,000)
Translation adjustment for the year                              4,627,000
                                                             ----------------------------------------------------------------
Balance at February 28, 1995                                   101,789,000      9,362,000         9,609,000        81,675,000
Net income for the year                                         15,595,000                                         15,595,000
Cost of 15,000 shares of common stock purchased
     for treasury                                                 (346,000)
Cash dividends declared -- $.62 per share                       (5,466,000)                                        (5,466,000)
Proceeds from issuance of 25,841 shares of
    common stock upon exercise of stock options                    255,000                         (129,000)
Unrealized holding gains on investments
    available-for-sale, net of tax                                 421,000
Translation adjustment for the year                               (581,000)
                                                             ----------------------------------------------------------------
Balance at February 29, 1996                                   111,667,000      9,362,000         9,480,000        91,804,000
Net income for the year                                         16,465,000                                         16,465,000
Cost of 204,600 shares of common stock purchased
    for treasury                                                (4,560,000)
Cash dividends declared -- $.18 per share                       (6,272,000)                                        (6,272,000)
Proceeds from issuance of 25,813 shares of common stock
    upon exercise of stock options                                 295,000                          (60,000)
Tax benefit on nonqualified stock options                          107,000                          107,000
Unrealized holding gains on investments
    available-for-sale, net of tax                                 129,000
Translation adjustment for the year                             (4,787,000)
                                                             ----------------------------------------------------------------
Balance at February 28, 1997                                 $ 113,044,000      9,362,000       $ 9,527,000      $101,997,000
                                                             ================================================================


                                                                UNREALIZED
                                                               HOLDING GAINS
                                                                (LOSSES) ON
                                                                INVESTMENTS         COST OF         CUMULATIVE
                                                               AVAILABLE-FOR-      TREASURY        TRANSLATION
                                                              SALE, NET OF TAX      STOCK           ADJUSTMENT
                                                              ------------------------------------------------
Balance at February 28, 1994                                                   $ (8,496,000)      $ 5,147,000
Net income for the year
Cash dividends declared -- $.56 per share
Proceeds from issuance of 6,310 shares of
     common stock upon exercise of stock options                                     94,000
Unrealized holding losses on investments
     available-for-sale, net of tax                            $(229,000)
Translation adjustment for the year                                                                 4,627,000
                                                              ------------------------------------------------
Balance at February 28, 1995                                    (229,000)        (8,402,000)        9,774,000
Net income for the year
Cost of 15,000 shares of common stock purchased
     for treasury                                                                  (346,000)
Cash dividends declared -- $.62 per share
Proceeds from issuance of 25,841 shares of
    common stock upon exercise of stock options                                     384,000
Unrealized holding gains on investments
    available-for-sale, net of tax                               421,000
Translation adjustment for the year                                                                  (581,000)
                                                              ------------------------------------------------
Balance at February 29, 1996                                     192,000         (8,364,000)        9,193,000
Net income for the year
Cost of 204,600 shares of common stock purchased
    for treasury                                                                 (4,560,000)
Cash dividends declared -- $.18 per share
Proceeds from issuance of 25,813 shares of common stock
    upon exercise of stock options                                                  355,000
Tax benefit on nonqualified stock options
Unrealized holding gains on investments
    available-for-sale, net of tax                               129,000
Translation adjustment for the year                                                                (4,787,000)
                                                              ------------------------------------------------
Balance at February 28, 1997                                   $ 321,000       $(12,569,000)      $ 4,406,000
                                                              ================================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED
                                                               FEBRUARY 28,        FEBRUARY 29,         FEBRUARY 28,
                                                                  1997                 1996                 1995
                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $ 16,465,000         $ 15,595,000         $ 12,429,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                   4,461,000            3,841,000            3,007,000
 Provision for bad debts                                           343,000              973,000              417,000
 Dividends received in excess of (net of) equity
    in earnings of unconsolidated affiliates                       281,000              167,000             (574,000)
 Deferred income taxes                                             266,000             (169,000)              50,000
 Minority interests                                              1,565,000            1,383,000            1,220,000
 (Gain) loss on sales of investments available-for-sale            (57,000)             (54,000)             323,000
 Changes in operating assets and liabilities:
      Receivables                                               (7,166,000)          (8,595,000)          (3,030,000)
      Inventories                                               (1,409,000)          (2,881,000)            (468,000)
      Other current assets                                        (903,000)             663,000             (883,000)
      Other receivables                                         (1,223,000)             182,000              557,000
      Accounts payable                                           1,431,000            5,665,000              982,000
      Accrued expenses and other liabilities                     1,676,000            1,935,000              455,000
      Income taxes payable                                       1,714,000            1,960,000             (239,000)
      Other assets                                               1,262,000             (890,000)          (1,120,000)
                                                              ------------------------------------------------------
Net cash provided by operating activities                       18,706,000           19,775,000           13,126,000

INVESTING ACTIVITIES
Purchases of property, plant, and equipment and patents         (9,698,000)         (15,366,000)          (3,534,000)
Proceeds from sales of property, plant and equipment               110,000              139,000              132,000
Purchases of investments available-for-sale                     (4,886,000)          (5,576,000)          (2,422,000)
Proceeds from sales of investments available-
    for-sale                                                     4,814,000            7,807,000            3,009,000
Purchases of investments held-to-maturity                      (11,014,000)          (9,434,000)         (15,606,000)
Redemptions of investments held-to-maturity                      6,294,000           18,010,000           11,104,000
Purchase of minority interest                                     (758,000)            (552,000)
Other                                                             (100,000)             151,000             (271,000)
                                                              ------------------------------------------------------
Net cash used in investing activities                          (15,238,000)          (4,821,000)          (7,588,000)

                         LeaRonal, Inc. and Subsidiaries

                                                                                           YEAR ENDED
                                                                     FEBRUARY 28,          FEBRUARY 29,         FEBRUARY 28,
                                                                         1997                 1996                 1995
                                                                    --------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                                      $ (6,272,000)        $ (5,466,000)        $ (6,071,000)
Dividends paid to minority shareholders                                 (201,000)            (468,000)            (128,000)
Purchases of treasury stock                                           (4,560,000)            (346,000)
Proceeds from debt                                                     1,000,000            3,491,000
Payments on debt obligations                                            (873,000)            (371,000)            (239,000)
Proceeds from exercise of stock options                                  295,000              255,000               64,000
                                                                    --------------------------------------------------------
Net cash used in financing activities                                (10,611,000)          (2,905,000)          (6,374,000)

Effect of exchange rate changes on cash and cash equivalents          (1,451,000)             (99,000)             981,000
                                                                    --------------------------------------------------------
(Decrease) increase in cash and cash equivalents                      (8,594,000)          11,950,000              145,000
Cash and cash equivalents at beginning of year                        26,711,000           14,761,000           14,616,000
                                                                    --------------------------------------------------------
Cash and cash equivalents at end of year                            $ 18,117,000         $ 26,711,000         $ 14,761,000
                                                                    ========================================================

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
    Interest                                                        $    436,000         $    277,000         $    173,000
                                                                    ========================================================
    Income taxes                                                    $  4,562,000         $  6,016,000         $  5,095,000
                                                                    ========================================================

See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 28, 1997


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned domestic subsidiaries and its foreign subsidiaries, LeaRonal (UK) plc. and subsidiaries (100%), LeaRonal AG (93%), LeaRonal France (85%), LeaRonal GmbH (100%), LeaRonal Asia Ltd. (80%), LeaRonal Singapore (86%), LeaRonal Taiwan (80%), and LeaRonal Korea (80%). The financial statements of the Company's subsidiaries are included in the consolidated financial statements from the time the Company acquires a controlling interest in excess of 50%. All significant intercompany accounts and transactions have been eliminated. Investments in the common stock of other affiliates (20% to 50% owned) are accounted for by the equity method. LeaRonal Korea is included on the basis of a fiscal year ended December 31.

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

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT AND PATENTS

Depreciation is computed on the straight-line and declining balance methods at rates calculated to amortize the cost of the depreciable assets over the related estimated useful lives. Upon sale or retirement, the cost of the assets and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Patents are being amortized on the straight-line method over their estimated useful lives.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company has adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 as of March 1, 1994 increased 1995 net income by $53,000 (net of $27,000 in deferred income taxes).

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

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which the Company adopted effective March 1, 1996.

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value loss cost to sell. The effect of adoption of SFAS 121 was not material to the Company's financial statements.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

INVENTORIES

Domestic gold and silver inventories are carried at the lower of cost (last-in, first-out ("LIFO") method) or market, which represent 24% and 26% of total inventory at February 28, 1997 and February 29, 1996, respectively. All other inventories are carried at the lower of cost (first-in, first-out ("FIFO") method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at February 28, 1997 and February 29, 1996 would have been $3,425,000 and $4,712,000 higher, respectively. The Company, from time to time, hedges a portion of its domestic gold inventories by entering into forward commodity contracts. The results of these gold hedging transactions are included in cost of sales. No such contracts were outstanding at February 28, 1997 or February 29, 1996.

INCOME TAXES

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities using tax rates and laws that will be in effect when the differences are expected to reverse.

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the consolidated balance sheet approximates its fair market value.

CONCENTRATION OF CREDIT RISK

The Company and its subsidiaries sell specialty chemical additives worldwide to customers in the connector, printed circuit board, semiconductor and industrial metal finishing industries. Some of the Company's electroplating process sales include precious metal content. Receivables from precious metal customers represent a significant percentage of the Company's outstanding receivables balance at year end. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days or less for precious metal sales and 60 days for other products for sales in the United States and Europe. Sales to customers in Asia are generally made on 90 to 120 day payment basis. In the past, credit losses have not been significant and management believes credit policies are adequate.

The Company has a money market account totaling $2,450,000 managed by a major U.S. brokerage company.

REVENUE RECOGNITION

Sales and related costs of sales are included in income when goods are shipped or services are rendered to the customer.

PER SHARE DATA

Net income per share of common stock has been computed based on the weighted average number of shares and common share equivalents outstanding during each period as follows: 8,861,104 (1997), 8,953,832 (1996), and 8,893,751 (1995).

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting SFAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

2. INVESTMENTS

The following is a summary of investments available-for-sale:


                                              GROSS
                                            UNREALIZED    ESTIMATED
                                COST          GAINS      FAIR VALUE
                               ------------------------------------
                                           (In thousands)
FEBRUARY 28, 1997
    U.S. Treasury Bonds        $5,468        $    6        $5,474
    Mutual funds                  659           229           888
    Foreign bonds                 960            23           983
    Equity securities             401           158           559
                               ------------------------------------
                               $7,488        $  416        $7,904
                               ====================================

FEBRUARY 29, 1996
    U.S. Treasury Bonds        $6,856        $   77        $6,933
    Mutual funds                  912            61           973
    Foreign bonds                 974            53         1,027
    Equity securities             452            65           517
                               ------------------------------------
                               $9,194        $  256        $9,450
                               ====================================

                         LeaRonal, Inc. and Subsidiaries

2. INVESTMENTS (CONTINUED)

Gross realized gains on sales of investments available-for-sale totaled $70,000, $76,000 and $39,000, and gross realized losses totaled $13,000, $22,000 and $433,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

The amortized cost and fair value of investments available-for-sale at February 28, 1997, by contractual maturity, are shown below:


                                                           ESTIMATED
                                               COST       FAIR VALUE
                                              ----------------------
                                                 (In thousands)
Due in one year or less                       $5,565        $5,567
Due after one year through three years           136           134
Due after three years                            727           756
                                              ----------------------
                                               6,428         6,457
Equity securities and mutual funds             1,060         1,447
                                              ----------------------
                                              $7,488        $7,904
                                              ======================

Investments held-to-maturity at February 28, 1997 and February 29, 1996 consisted entirely of bank time deposits with maturities less than one year. There were no realized or unrealized gains or losses on investments held-to-maturity in fiscal 1997, 1996 and 1995.

                         LeaRonal, Inc. and Subsidiaries

3. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                 1997            1996
                                                                   (In thousands)
                                                              ----------------------------
Deferred tax liabilities:
    Tax over book depreciation                                 $ 1,390         $ 1,254
    Undistributed earnings of foreign subsidiaries                 550             430
    Other -- net                                                   217              35
                                                              ----------------------------
Total deferred tax liabilities                                   2,157           1,719

Deferred tax assets:
    Bad debt allowance                                             250             252
    Inventory                                                      691             431
    Capital loss carryforward                                      107             105
    Other                                                          170             162
                                                              ----------------------------
Total deferred tax assets                                        1,218             950

Valuation allowance for deferred tax assets                       (107)           (105)
                                                              ----------------------------
Net deferred tax assets                                          1,111             845
                                                              ----------------------------
Net deferred tax liabilities                                   $ 1,046         $   874
                                                              ============================

At February 28, 1997, the Company's UK subsidiary has a capital loss carryforward of approximately $326,000. For financial reporting purposes, a 100% valuation allowance has been recognized to offset the deferred tax assets related to the capital loss carryforward.

                         LeaRonal, Inc. and Subsidiaries

3. INCOME TAXES (CONTINUED)

The reconciliation of the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows for the three years ended February 28, 1997:

                                                          1997            1996            1995
                                                         ---------------------------------------
                                                                      (In thousands)

Computed tax expense                                     $ 8,019         $ 8,068         $ 5,742
State and local taxes, net of Federal tax benefit            148             279             186
Equity in earnings of unconsolidated affiliates             (330)           (338)           (381)
Minority interest                                            532             471             415
Effect of lower foreign tax rates                         (1,465)           (241)         (1,359)
Reduction in German income taxes as a result
    of dividend distribution                                (137)           (121)           (163)
Other                                                        353              16              19
                                                         ---------------------------------------
                                                         $ 7,120         $ 8,134         $ 4,459
                                                         =======================================

Undistributed earnings of the Company's foreign subsidiaries amounted to $53,555,000 at February 28, 1997, of which approximately $45,355,000 are considered to be permanently reinvested. No provision for U.S. Federal and state income taxes has been provided on the amount considered to be permanently reinvested. Should those earnings be distributed, the Company might be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation.

4. LONG-TERM DEBT

                            FEBRUARY 28,     FEBRUARY 29,
                               1997              1996
                            ----------------------------
Term loans                  $3,739,000        $3,281,000
I.D.A. loan                    100,000           233,000
Other                          168,000           394,000
                            ----------------------------
                             4,007,000         3,908,000
Less current portion           855,000           842,000
                            ----------------------------
                            $3,152,000        $3,066,000
                            ============================

                         LeaRonal, Inc. and Subsidiaries

4. LONG-TERM DEBT (CONTINUED)

In September 1995, LeaRonal Asia entered into a term loan agreement with the Bank of America (Asia) Ltd. for $3,491,000. The loan is payable in monthly principal installments of $42,000 through August 2002, with a final payment of $5,000 due September 2002. Interest is payable monthly at 2% above the Bank of America (Asia) Ltd. one month HIBOR (7.625% at February 28, 1997) on the outstanding loan balance. The loan is collateralized by a building, located in Hong Kong, with a carrying value of $5,661,000 at February 28, 1997.

During January 1997 the Company entered into a term loan agreement with Chase bank for $1,000,000 payable in sixty monthly installments of $16,667 with final payment due December 31, 2001. The interest rate is fixed at 7.33% for the life of the loan.

The carrying amounts of the Company's outstanding indebtedness approximate their fair market value at February 28, 1997.

Future annual maturities of all outstanding long - term debt amount to $855,000 -- 1998; $743,000 -- 1999; $740,000 -- 2000; $744,000 -- 2001 $670,000 -- 2002
and $255,000 thereafter.

5. STOCKHOLDERS' EQUITY

In July 1990, the Company adopted the 1990 Nonqualified Stock Option Plan for key employees, officers and directors of the Company. Those persons who own 5% or more of the Company's outstanding common stock are ineligible. Under this Plan, the Company can grant options for the purchase of an aggregate of 400,000 shares of common stock of the Company at not less than fair market value at the date of grant. No option may be granted after May 31, 2000. The options expire ten years after the date of grant. Options are exercisable in their entirety or in part from time to time provided that no more than 25% of the options granted can be exercised in any twelve-month period. At February 28, 1997, there were 8,185 shares available for granting of future options.

                         LeaRonal, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

In January 1996, the Company adopted the LeaRonal, Inc. 1996 Long Term Incentive Plan (the "Plan") for key employees and officers of the Company. The Plan, which is administered by a Committee consisting of outside Directors, is authorized to grant stock options, stock appreciation rights, restricted stock and/or long-term performance awards. The maximum number of shares of the Company's common stock available for grant awards under the Plan is 800,000. The options may be granted at not less than 100% of the fair market value of the Company's common stock at the date of grant. The options may not be exercised sooner than the fifth anniversary from the date of grant, or later than the tenth anniversary from the date of grant. Common stock acquired pursuant to the exercise of options must be held at least two years from the date of exercise.

The Company has elected to continue to comply with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires uses of option valuation models which were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in connection with the grant of stock options under the Company's stock option programs.

In accordance with SFAS No. 123, pro-forma information regarding net income and income per common share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997 (no stock options were granted during fiscal 1996); risk-free interest rate of 6.5%; expected dividend yield of 3%; volatility factor of the expected market price of the Company's common stock of 25%; and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options due to changes in subjective input assumptions which may materially affect the fair value estimate, and because the Company's employee stock options have characteristics significantly different from those of traded options.

                         LeaRonal, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma net income for the year ended February 28, 1997 is $16,092,000 and pro-forma net income per share $1.82. SFAS No. 123 is applicable only to options granted subsequent to February 28, 1996. Accordingly, the pro-forma effect will not be fully reflected until future years.

Information with respect to options during the years ended February 28, 1997 and February 29, 1996 under SFAS No. 123 and for the year ended February 28, 1995 under APB 25 is as follows:

                                                          1997                   1996                      1995
                                                --------------------------------------------------------------------------------
                                                                WEIGHTED             WEIGHTED
                                                                AVERAGE               AVERAGE                        OPTION
                                                                EXERCISE             EXERCISE                       EXERCISE
                                                 OPTIONS         PRICE     OPTIONS     PRICE      OPTIONS            PRICE
                                                --------------------------------------------------------------------------------
Options outstanding -- beginning of year         335,719       $  13.27    367,750   $  12.98     285,220       $9.25 -- $13.875
Options granted -- nonqualified options          475,000          24.50         --         --      90,650       $17.125
Options exercised                                (25,813)        (11.42)   (25,841)     (9.89)     (6,310)      $9.25 -- $13.875
Options cancelled and expired                     (1,435)        (14.92)    (6,190)    (10.02)     (1,810)      $9.25 -- $13.875
                                                --------------------------------------------------------------------------------
Options outstanding -- end of year               783,471          20.22    335,719   $  13.27     367,750       $9.25 -- $17.125
                                                ================================================================================

Options exercisable at end of year                96,061       $  12.81     96,530   $  12.82      98,587
                                                =========================================================

Weighted average fair value of
  options granted during the year               $   6.80
                                                ========


Exercise prices for options outstanding as of February 28, 1997 were as follows:

                       NUMBER OF        RANGE OF
                        OPTIONS      EXERCISE PRICES
                     -------------------------------
                          222,401    $9.25 -- 13.875
                           86,070    $17.125
                          475,000    $24.50
                     ------------
                          783,471
                     ============

The weighted average remaining contractual life of those options is 7.9 years.

                         LeaRonal, Inc. and Subsidiaries

5. STOCKHOLDERS' EQUITY (CONTINUED)

In October 1988, the Board of Directors of the Company authorized the purchase of up to an aggregate of 937,500 shares of the Company's common stock. As of February 28, 1997, the Company has purchased a total of 649,264 shares for approximately $11,853,000.

Retained earnings at February 28, 1997 includes $60,724,000 related to the undistributed earnings of foreign subsidiaries and affiliates, of which $7,169,000 relates to unconsolidated affiliates.

6. DOMESTIC AND FOREIGN OPERATIONS

The Company and its consolidated subsidiaries are in the business of the development, production, sale and distribution of a varied group of electroplating processes and chemical additives to industrial users throughout the United States (Domestic), Europe and Asia.

Information as to the Company's operations by geographic area for the three years ended February 28, 1997 is summarized below:

                          DOMESTIC         EUROPE           ASIA         ELIMINATIONS        COMBINED
                        -------------------------------------------------------------------------------
FISCAL 1997
Revenue                 $109,002,000     $86,917,000     $46,085,000     $(27,873,000)     $214,131,000
Operating profit           2,999,000      17,089,000       5,172,000         (616,000)       24,644,000
Identifiable assets       51,952,000      66,225,000      37,555,000      (13,839,000)      141,893,000
Total liabilities          6,366,000      21,757,000      23,937,000      (13,839,000)       38,221,000

FISCAL 1996
Revenue                 $110,719,000     $94,806,000     $36,653,000     $(26,400,000)     $215,778,000
Operating profit           6,096,000      14,809,000       3,967,000         (479,000)       24,393,000
Identifiable assets       57,386,000      60,209,000      27,992,000      (10,690,000)      134,897,000
Total liabilities          7,768,000      18,663,000      18,290,000      (10,690,000)       34,031,000

FISCAL 1995
Revenue                 $ 90,659,000     $81,473,000     $25,330,000     $(17,235,000)     $180,227,000
Operating profit           4,906,000       9,313,000       3,426,000         (560,000)       17,085,000
Identifiable assets       49,261,000      52,178,000      14,339,000       (4,661,000)      111,117,000
Total liabilities          5,691,000      11,943,000       7,920,000       (4,661,000)       20,893,000

                         LeaRonal, Inc. and Subsidiaries

6. DOMESTIC AND FOREIGN OPERATIONS (CONTINUED)

Transfers between geographic areas are accounted for at prices comparable to unaffiliated customer sales. Revenue is net sales, interest and other income less equity in the earnings of unconsolidated affiliates. Operating profit is revenue less operating expenses, excluding interest expense and minority interest. Identifiable assets are total assets less investment in unconsolidated affiliates.

Amounts due from unconsolidated affiliates, included in receivables, were $780,000 at February 28, 1997 and $1,044,000 at February 29, 1996. Revenue
includes sales to unconsolidated affiliates totaling approximately $2,557,000, $3,723,000 and $3,050,000 in fiscal 1997, 1996 and 1995, respectively. Domestic revenue includes export sales to unaffiliated customers of $953,000, $1,598,000 and $3,056,000 in fiscal 1997, 1996 and 1995, respectively. There were no sales to any one customer in excess of 10% of net sales in fiscal 1997, 1996 and 1995.

Summarized financial information reflecting the total operations for the Company's Italian and Japanese 50% owned unconsolidated affiliates (Elga Ronal and LeaRonal Japan) accounted for by the equity method is as follows:

                                         FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                            1997               1996                1995
                                         -------------------------------------------------
Current assets                           $26,177,000        $28,558,000        $26,769,000
Property, plant and equipment and
  other assets                             7,090,000          6,773,000          6,621,000
Current liabilities                       14,983,000         14,452,000         10,684,000
Long-term debt                               747,000          1,225,000          1,661,000
Net sales                                 36,931,000         34,002,000         27,966,000
Gross profit                              14,628,000         14,898,000         12,717,000
Net income                                 1,870,000          2,086,000          1,839,000

                         LeaRonal, Inc. and Subsidiaries

6. DOMESTIC AND FOREIGN OPERATIONS (CONTINUED)

The Company has used from time to time forward foreign exchange contracts to reduce the impact of currency fluctuations on its net investments in certain foreign subsidiaries and affiliates. Gains or losses on these contracts are included in the translation adjustment component of stockholders' equity. At February 28, 1997, the Company did not have any such forward foreign exchange contracts. In addition, LeaRonal AG enters into forward exchange contracts to hedge a portion of its U.S. dollar denominated accounts receivable. Changes in the value of these contracts due to currency movement offset the foreign exchange gains and losses of the receivables they are hedging. At February 28, 1997, LeaRonal AG had open forward foreign exchange contracts totaling $6,900,000.

7. LINES OF CREDIT

The Company has unsecured line of credit arrangements (reviewed annually) with domestic banks under which it may borrow, at the option of the banks, up to $15,000,000 at the banks' prime interest rates.

8. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                        NET INCOME
                                                                       PER SHARE OF
                             NET            COST OF         NET           COMMON
THREE MONTHS ENDED          SALES            SALES         INCOME         STOCK
-------------------------------------------------------------------------------
                                (In thousands except per share figures)
FISCAL 1997
May 31                     $ 51,783        $ 37,399        $ 3,281        $ .36
August 31                    51,397          37,310          3,501          .39
November 30                  55,396          39,682          4,569          .52
February 28                  51,682          34,481          5,114          .59
                           ----------------------------------------------------
                           $210,258        $148,872        $16,465        $1.86
                           ====================================================

FISCAL 1996
May 31                     $ 51,682        $ 37,622        $ 3,702        $ .41
August 31                    53,769          39,347          3,841          .43
November 30                  54,951          39,886          4,126          .46
February 29                  51,223          36,017          3,926          .44
                           ----------------------------------------------------
                           $211,625        $152,872        $15,595        $1.74
                           ====================================================

                         LeaRonal, Inc. and Subsidiaries

9. OTHER INCOME

Other income for the three years ended February 28, 1997 consists of the following:

                                                          1997               1996                1995
                                                       -------------------------------------------------
Royalty and commission income                          $1,932,000        $ 2,004,000         $ 1,801,000
Dividend income                                            95,000             79,000              88,000
Realized gains (losses) on investment
    transactions, net                                      57,000             54,000            (314,000)
Equity in earnings of unconsolidated affiliates           971,000            995,000           1,121,000
Foreign currency gains (losses )                          144,000            (31,000)            (21,000)
Other -- net                                              271,000            159,000              84,000
                                                       -------------------------------------------------
                                                       $3,470,000        $ 3,260,000         $ 2,759,000
                                                       =================================================

Royalty and commission income includes royalties from an unconsolidated affiliate of $1,461,000 (1997), $1,576,000 (1996) and $1,449,000 (1995).

                Schedule II -- Valuation and Qualifying Accounts

                         LeaRonal, Inc. and Subsidiaries


-----------------------------------------------------------------------------------------------------------------------------
                COL. A                         COL. B                     COL. C                  COL. D             COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                            --------------------------------
                                                                                     (2)
                                                                  (1)             CHARGED TO
                                              BALANCE AT    ADDITIONS CHARGED       OTHER      OTHER CHANGES -     BALANCE AT
                                              BEGINNING       TO COSTS AND        ACCOUNTS --    DEDUCTIONS -        END OF
              DESCRIPTION                     OF PERIOD         EXPENSES           DESCRIBE       DESCRIBE           PERIOD
-----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
      Deducted from asset accounts:

         Year ended February 28, 1997         $2,485,000        $343,000                         $239,000 (a)      $2,589,000
                                              ================================================================================

         Year ended February 29, 1996         $1,673,000        $973,000                         $161,000 (a)      $2,485,000
                                              ================================================================================

         Year ended February 28, 1995         $1,666,000        $417,000                         $410,000 (a)      $1,673,000
                                              ================================================================================

(a) Write-off of uncollectible accounts.