Form 10-Q
period 1997-05-31
LEARONAL INC
filed 1997-07-15
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   May 31, 1997

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

                  Yes  X        No

As of July 7, 1997, 8,524,371 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                                      INDEX


                                                                        Page No.


PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets at
      May 31, 1997 (Unaudited) and February 28, 1997                         3

      Condensed Consolidated Statements of Income for the
      Three Months Ended May 31, 1997 and 1996 (Unaudited)                   4

      Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended May 31, 1997 and 1996 (Unaudited)                                5

      Notes to Condensed Consolidated Financial Statements (Unaudited)       7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9


PART II.    OTHER INFORMATION:

Item 6.     Exhibits and Reports on Form 8-K                                11

Signatures                                                                  11

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              May 31, 1997    Feb. 28, 1997
                                                              ------------    -------------
                                                               (Unaudited)        (Note)
ASSETS                                                                (in thousands)
Current Assets:
   Cash and cash equivalents                                    $ 22,928        $ 18,117
   Investments available-for-sale                                  3,468           7,904
   Investments held-to-maturity                                    6,829           6,596
   Receivables, less allowances                                   46,271          40,944
   Inventories                                                    26,765          25,622
   Deferred income taxes                                           1,213           1,111
   Other current assets                                            3,618           2,940
                                                                --------        --------
TOTAL CURRENT ASSETS                                             111,092         103,234

Investments in unconsolidated affiliates                           9,894           9,372

Property, plant and equipment                                     61,760          58,823
Less allowance for depreciation                                  (26,482)        (25,059)
                                                                --------        --------
                                                                  35,278          33,764
Patents at cost, less amortization                                   543             521
Other assets                                                       4,329           4,374
                                                                --------        --------
TOTAL ASSETS                                                    $161,136        $151,265
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Dividend payable                                             $  1,623        $     --
   Accounts payable                                               17,170          12,541
   Accrued expenses and other liabilities                          7,886           8,394
   Income taxes                                                    7,531           5,621
   Current portion of long-term debt                                 821             855
                                                                --------        --------
TOTAL CURRENT LIABILITIES                                         35,031          27,411

Long-term debt, less current portion                               2,954           3,152
Deferred income taxes                                              1,865           2,157
Minority interests                                                 6,088           5,501
Stockholders' Equity:
   Common stock, par value $1 per share - authorized
     15,000,000 shares, issued 9,361,550 shares
     including 823,679 shares at May 31, 1997 and
     726,820 shares at February 28, 1997 held in treasury          9,362           9,362
   Additional paid-in capital                                      9,530           9,527
   Retained earnings                                             105,153         101,997
   Unrealized holding gains on investments                           339             321
   Cost of common stock in treasury                              (14,790)        (12,569)
   Foreign currency translation adjustment                         5,604           4,406
                                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY                                       115,198         113,044
                                                                --------        --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $161,136        $151,265
                                                                ========        ========

--------------------------------
Note: The balance sheet at February 28, 1997 has been taken from the audited financial statements at that date, and condensed. See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries



                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                            May 31
                                                     --------------------
                                                     1997            1996
                                                     ----            ----
                                             (in thousands - except share data)
Net sales                                        $   59,741       $   51,783
Interest income                                         347              360
Other income - net                                      723              668
                                                 ----------       ----------
                                                     60,811           52,811
Costs and expenses:
   Cost of sales                                     42,870           37,399
   Selling, general and administrative                9,534            9,204
   Research and development                             936              948
   Interest                                             136               97
   Minority interests                                   519              276
                                                 ----------       ----------
Total costs and expenses                             53,995           47,924

Income before income taxes                            6,816            4,887

Income taxes                                          2,037            1,606
                                                 ----------       ----------

NET INCOME                                       $    4,779       $    3,281
                                                 ==========       ==========

Weighted average number of shares
  and common share equivalents outstanding        8,673,038        9,017,707

Net income per common share                      $      .55       $      .36
                                                 ==========       ==========



See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                              May 31
                                                                       ------------------
                                                                        1997        1996
                                                                        ----        ----

                                                                          (in thousands)
OPERATING ACTIVITIES
   Net income                                                        $ 4,779        $ 3,281
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                      1,289          1,020
    Provision for bad debts                                              160            259
    Equity in earnings of unconsolidated affiliates                     (255)           (57)
    Deferred income taxes                                               (218)           (30)
    Minority interests                                                   519            276
    (Gain) loss on sale of investments available-for-sale                (36)             2
    Changes in operating assets and liabilities:
      Receivables                                                     (4,904)           995
      Inventories                                                     (1,063)        (2,250)
      Other current assets                                              (621)        (1,376)
      Other receivables                                                 (249)           (70)
      Accounts payable                                                 4,510            300
      Accrued expenses and other liabilities                            (638)           408
      Income taxes payable                                             1,587            907
      Other                                                              292           (106)
                                                                     -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              5,152          3,559

INVESTING ACTIVITIES
   Purchases of property, plant and equipment (net)
   and patents                                                        (2,715)        (1,795)
   Proceeds from sales of investments available-for-sale               4,653            542
   Purchases of investments available-for-sale                           (74)          (154)
   Purchases of investments held-to-maturity                          (4,000)        (4,090)
   Redemption of investments held-to-maturity                          4,000            818
   Purchases of minority interests                                                     (741)
    Other                                                                              (72)
                                                                     -------        -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                                  1,864         (5,492)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                  Three Months Ended
                                                                        May 31
                                                                  -------------------
                                                                   1997          1996
                                                                   ----          ----

                                                                      (in thousands)
FINANCING ACTIVITIES
   Purchases of treasury stock                                  $(2,279)
   Payments on debt obligations                                    (230)       $  (287)
   Proceeds from exercise of stock options                           62            176
                                                                -------        -------
NET CASH USED IN FINANCING ACTIVITIES                            (2,447)          (111)

Effect of exchange rate changes on cash and
   cash equivalents                                                 242           (276)
                                                                -------        -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               4,811         (2,320)
Cash and cash equivalents at beginning of the year               18,117         26,711
                                                                -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                            $22,928        $24,391
                                                                =======        =======


SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
   Interest                                                     $   115        $   114
   Income taxes                                                     654            974



See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1997 annual report to shareholders. The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

   Inventories consist of the following:

                                          May 31, 1997          Feb. 28, 1997
                                          ------------          -------------
            Raw materials                 $14,586,000            $13,937,000
            Finished goods                 12,179,000             11,685,000
                                          -----------            -----------
                                          $26,765,000            $25,622,000
                                          ===========            ===========

   Domestic gold and silver inventories as of May 31, 1997 and 1996 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at May 31, 1997 and February 28, 1997 would have been $3,066,000 and $3,425,000 higher, respectively.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


NOTE C - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the three months ended May 31:

                                           1997           1996
                                           ----           ----
Dividends declared                            May              May
Dividends paid                               June             June
Dividends per common share             $     0.19       $     0.18
Number of outstanding shares
  on which dividend was declared        8,541,571        8,828,085
Amount of dividends                    $1,622,898       $1,589,000

NOTE D - OTHER INCOME

Other income consists of the following for the three months ended May 31:

                                         1997            1996
                                         ----            ----
Royalty and commission income         $ 488,000        $417,000
Equity in earnings of
   unconsolidated affiliates            255,000          57,000
Foreign currency (losses) gains        (124,000)          1,000
Investment income and other             104,000         193,000
                                      ---------        --------
                                      $ 723,000        $668,000
                                      =========        ========


NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share of the Company is not expected to be material.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Three months ended May 31, 1997 and May 31, 1996

   Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $6,073,000 or 23% to $32,023,000 in the May 1997 quarter, from $25,950,000 in the May 1996 quarter. Process sales increased primarily in Asia and the United States. Precious metal content and other sales totaled $27,718,000 in the May 1997 quarter, an increase of $1,885,000 or 7% from $25,833,000 in the May 1996 quarter primarily due to increased precious metal content sales volume in the United States. The average gold price per troy ounce for the May 1997 and May 1996 quarters were $347 and $394, respectively.

   Cost of sales increased $5,471,000 in the May 1997 quarter. The increase was principally due to increased process sales, and to a lesser extent, increased precious metal and other sales. The May 1997 quarter reflects increased gross profits of $2,487,000 or 17%, as well as an increase in the Company's overall gross profit percentage from 27.8% to 28.2%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

   Selling, general, and administrative expenses increased $330,000 or 4% in the May 1997 quarter. The increase occurred in Asia due to increased sales and technical service costs to support the Company's sales growth.

   Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income increased $55,000 in the May 1997 quarter.

   The effective income tax rate decreased in the May 1997 quarter to 30% from 33% in the May 1996 quarter. This is principally due to an increase in earnings at the Company's Hong Kong and Swiss subsidiaries which are taxed at lower rates than the Company's other operations.

   Net income increased $1,498,000 or 46% in the May 1997 quarter, primarily due to increased gross profits from increased process sales and lower effective income tax rates.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



   The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the May 1997 quarter decreased by $244,000 or 7% from the prior year primarily due to the decrease in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

   At May 31, 1997, the Company had working capital of $76,061,000 and current assets of $111,092,000 including $33,225,000 in cash, cash equivalents, and short term investments. During the May 1997 quarter, the Company purchased 101,100 shares of its stock at a cost of $2,279,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures, stock buyback program and cash dividend requirements in fiscal 1998.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   a)       Exhibits

            The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

   b) There were no reports on Form 8-K filed for the three months ended May 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LeaRonal, Inc.
                                                    (Registrant)



                                                    /s/ Ronald Ostrow
                                                    -------------------------
                                                    Ronald Ostrow
                                                    President and
                                                    Chief Executive Officer


                                                    /s/ David Rosenthal
                                                    -------------------------
                                                    David Rosenthal
                                                    Vice President - Finance
                                                    and Treasurer


Dated:  July 11, 1997