Form 10-Q
period 1997-08-31
LEARONAL INC
filed 1997-10-14
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   August 31, 1997

Commission File Number    0-3183

                                 LeaRonal, Inc.
             (Exact name of registrant as specified in its charter)

            New York                                             11-1717548
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

                  Yes      X                          No

As of October 6, 1997, 12,747,858 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                      INDEX

                                                                        Page No.

PART I.     FINANCIAL INFORMATION:

Item 1.     Financial Statements

      Condensed Consolidated Balance Sheets at
      August 31, 1997 (Unaudited) and February 28, 1997                      3

      Condensed Consolidated Statements of Income for the
      Three Months and Six Months Ended August 31, 1997 and 1996
      (Unaudited)                                                            4

      Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended August 31, 1997 and 1996 (Unaudited)                             5

      Notes to Condensed Consolidated Financial Statements (Unaudited)       7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

PART II.    OTHER INFORMATION:

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 6.     Exhibits and Reports on Form 8-K                                12

Signatures                                                                  13

                                   FORM 10-Q
                        LeaRonal, Inc. and Subsidiaries


                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             Aug. 31, 1997               Feb. 28, 1997
                                                               (Unaudited)                  (Note)
ASSETS                                                                     (in thousands)
Current Assets:
   Cash and cash equivalents                                    $  19,287                 $  18,117
   Investments available-for-sale                                   2,439                     7,904
   Investments held-to-maturity                                     7,928                     6,596
   Receivables, less allowances                                    46,990                    40,944
   Inventories                                                     26,933                    25,622
   Deferred income taxes                                            1,256                     1,111
   Other current assets                                             2,927                     2,940
                                                                ---------                 ---------
TOTAL CURRENT ASSETS                                              107,760                   103,234

Investments in unconsolidated affiliates                            9,307                     9,372

Property, plant and equipment                                      63,027                    58,823
Less allowance for depreciation                                   (26,670)                  (25,059)
                                                                ---------                 ---------
                                                                   36,357                    33,764

Patents at cost, less amortization                                    544                       521
Other assets                                                        3,960                     4,374
                                                                ---------                 ---------
TOTAL ASSETS                                                    $ 157,928                 $ 151,265
                                                                =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                             $  15,844                 $  12,541
   Accrued expenses and other liabilities                           9,153                     8,394
   Income taxes                                                     6,656                     5,621
   Current portion of long-term debt                                  785                       855
                                                                ---------                 ---------
TOTAL CURRENT LIABILITIES                                          32,438                    27,411

Long-term debt, less current portion                                2,798                     3,152
Deferred income taxes                                               2,029                     2,157
Minority interests                                                  6,288                     5,501
Stockholders' Equity:
Common stock, par value $1 per share - authorized
  15,000,000 shares, issued 14,042,325 shares
  including 1,274,588 shares at August 31, 1997 and
  1,090,230 shares at February 28, 1997 held in treasury           14,042                     9,362
Additional paid-in capital                                          9,571                     9,527
   Retained earnings                                              102,986                   101,997
   Unrealized holding gains on investments                            335                       321
   Cost of common stock in treasury                               (16,128)                  (12,569)
   Foreign currency translation adjustment                          3,569                     4,406
                                                                ---------                 ---------
TOTAL STOCKHOLDERS' EQUITY                                        114,375                   113,044
                                                                ---------                 ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $ 157,928                 $ 151,265
                                                                =========                 =========

--------------------------------------------------------------------------------

Note: The balance sheet at February 28, 1997 has been taken from the audited financial statements at that date, and condensed.


See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Six Months Ended                      Three Months Ended
                                                       August 31                              August 31
                                             ------------------------------        ------------------------------
                                                 1997              1996               1997               1996
                                             -----------        -----------        -----------        -----------
                                                              (in thousands - except share data)
Net sales                                    $   121,134        $   103,180        $    61,393        $    51,397
Interest income                                      637                744                290                384
Other income - net                                   911              1,381                188                713
                                             -----------        -----------        -----------        -----------
                                                 122,682            105,305             61,871             52,494

Costs and expenses:
  Cost of sales                                   87,802             74,709             44,932             37,310
  Selling, general and administrative             19,064             18,074              9,530              8,870
  Research and development                         1,842              1,807                906                859
  Interest expense                                   285                245                149                148
  Minority interests                                 904                628                385                352
                                             -----------        -----------        -----------        -----------
Total costs and expenses                         109,897             95,463             55,902             47,539
                                             -----------        -----------        -----------        -----------
Income before income taxes                        12,785              9,842              5,969              4,955

Income taxes                                       3,829              3,060              1,792              1,454
                                             -----------        -----------        -----------        -----------
NET INCOME                                   $     8,956        $     6,782        $     4,177        $     3,501
                                             ===========        ===========        ===========        ===========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                     13,029,420         13,421,585         13,041,847         13,335,957


Net income per common share                  $       .69        $       .51        $       .32        $       .26
                                             ===========        ===========        ===========        ===========

See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              August 31
                                                                     -----------------------------
                                                                       1997                 1996
                                                                     --------              -------
                                                                            (in thousands)
OPERATING ACTIVITIES
  Net income                                                         $  8,956              $ 6,782
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                     2,650                2,102
      Provision for bad debts                                             418                  441
      Dividends received in excess of equity in
        earnings of unconsolidated affiliates                              16                  176
      Deferred income taxes                                              (276)                 (36)
      Minority interests                                                  904                  628
      (Gain) loss on sales of investments
        available-for-sale                                                (61)                   4
      Changes in operating assets and liabilities:
        Receivables                                                    (6,961)              (2,418)
        Inventories                                                    (1,538)                (120)
        Other current assets                                              (12)                (166)
        Other receivables                                                (501)                (237)
        Accounts payable                                                3,787               (1,229)
        Accrued expenses and other liabilities                            919                  349
        Income taxes payable                                            1,132                  257
        Other assets                                                      678                 (278)
                                                                     --------              -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              10,111                6,255

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (net)
      and patents                                                      (5,401)              (5,138)
  Proceeds from sales of investments available-for-sale                 5,735                1,492
  Purchases of investments available-for-sale                            (209)                (194)
  Purchases of investments held-to-maturity                            (7,511)              (4,892)
  Redemption's of investments held-to-maturity                          6,036                1,631
  Purchase of minority interest                                                               (739)
                                                                     --------              -------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,350)              (7,840)

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                     Six Months Ended
                                                                         August 31
                                                                 --------------------------
                                                                   1997             1996
                                                                  --------         --------
                                                                        (in thousands)
FINANCING ACTIVITIES
  Dividends paid                                                 $ (3,287)        $ (3,165)
  Dividends paid to minority shareholders                             (46)             (59)
  Payments on debt obligations                                       (412)            (486)
  Proceeds from exercise of stock options                             339              220
  Purchases of treasury stock                                      (3,854)          (4,560)
                                                                  --------         --------
NET CASH USED IN FINANCING ACTIVITIES                              (7,260)          (8,050)

Effect of exchange rate changes on cash and
  cash equivalents                                                   (331)              14
                                                                  --------         --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       1,170           (9,621)
 Cash and cash equivalents at beginning of the year                18,117           26,711
                                                                  --------         --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                           $ 19,287         $ 17,090
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:

  Interest                                                       $    275         $    252
  Income taxes                                                      2,998            2,150

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1997 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1997 annual report to shareholders. The results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

      Inventories consist of the following:

                                         August 31,         February 28,
                                            1997               1997
                                         ----------         ------------
            Raw materials               $15,915,000         $13,937,000
            Finished goods               11,018,000          11,685,000
                                         ----------         ------------
                                        $26,933,000         $25,622,000
                                        ===========         ===========

      Domestic gold and silver inventories as of August 31, 1997 and 1996 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at August 31, 1997 and February 28, 1997 would have been $2,590,000 and $3,425,000 higher, respectively.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                   (Continued)

NOTE C - STOCKHOLDERS' EQUITY

On July 15, 1997, the Board of Directors declared a three-for-two (50%) stock split effective in the form of a stock dividend distributed on August 19, 1997 to shareholders of record on July 29, 1997. The weighted average number of shares outstanding during each period and the number of outstanding shares on which dividends were declared have been adjusted to give retroactive effect to the July 1997 split.

The following information pertains to cash dividends for the six months ended August 31:

                                               1997             1996
                                               ----             ----
Dividends declared                                   May                May
Dividends paid                                      June               June
Dividends declared                                  July               July
Dividends paid                                    August             August

Dividends per common share:
  Quarter ended May 31                       $     0.127        $      0.12
  Quarter ended August 31                    $      0.13        $      0.12

Number of outstanding shares
  on which dividend was declared:
  Quarter ended May 31                        12,812,357         13,242,128
  Quarter ended August 31                     12,798,602         13,134,567

Amount of dividends:
  Quarter ended May 31                       $ 1,623,000        $ 1,589,000
  Quarter ended August 31                      1,664,000          1,576,000
                                             -----------        -----------
                                             $ 3,287,000        $ 3,165,000
                                             ===========        ===========

NOTE D - OTHER INCOME

Other income consists of the following:

                                             Six Months Ended                        Three Months Ended
                                                August 31                                 August 31
                                        1997                 1996               1997                1996
                                     -----------         -----------         -----------         -----------
Royalty and commission income        $   931,000         $   875,000         $   443,000         $   458,000
Equity in earnings of
   unconsolidated affiliates             453,000             295,000             198,000             238,000
Foreign currency losses                 (693,000)            (28,000)           (569,000)            (29,000)

Investment income and other              220,000             239,000             116,000              46,000
                                     -----------         -----------         -----------         -----------
                                     $   911,000         $ 1,381,000         $   188,000         $   713,000
                                     ===========         ===========         ===========         ===========

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended August 31, 1997 and August 31, 1996

   Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $11,178,000 or 21% to $63,629,000 in the August 1997 period, from $52,451,000 in the August 1996 period. Process sales increased primarily in Asia and the United States. Precious metal content and other sales totaled $57,505,000 in the August 1997 period, an increase of $6,776,000 or 13% from $50,729,000 in the August 1996 period primarily due to increased precious metal content sales volume in the United States. The average gold price per troy ounce for the August 1997 and August 1996 periods were $338 and $390, respectively.

   Cost of sales increased $13,093,000 or 18% to $87,802,000 in the August 1997 period, from $74,709,000 in the August 1996 period. The increase was principally due to increased process sales, and precious metal sales. The August 1997 period reflects increased gross profits of $4,861,000 or 17%. The Company's overall gross profit percentage was approximately the same in both periods.

   Selling, general, and administrative expenses increased $990,000 or 5% in the August 1997 period. The increase occurred primarily in Asia due to increased sales and technical service costs to support the Company's sales growth.

   Interest income decreased from $744,000 in the August 1996 period to $637,000 or 4% in the August 1997 period because the Company had less available funds for investment.

   Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency losses, and investment income. Other income decreased $470,000 in the August 1997 period, due to foreign currency losses attributable to the decrease in value of the Taiwan dollar and Singapore dollar against the U.S. dollar.

   The effective income tax rate decreased in the August 1997 period to 30% from 31% in the August 1996 period, which is consistent with the effective tax rate for the year ended February 28, 1997.

   Net income increased $2,174,000 or 32% in the August 1997 period, primarily due to increased gross profits from increased process sales and lower effective income tax rates, partially offset by increased selling, general, and administrative expenses, foreign currency losses and decreased interest income.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

   The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the August 1997 period decreased by $587,000 or 9% from the prior year primarily due to the decrease in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

   At August 31, 1997, the Company had working capital of $75,322,000 and current assets of $107,760,000 including $29,654,000 in cash, cash equivalents, and short term investments. In the August 1997 period, cash provided from operations increased $3,856,000 to $10,111,000 from $6,255,000 in the August 1996 period. During the August 1997 period, the Company decreased its investment securities $4,051,000. Cash provided from operations and the proceeds from the sale of investment securities were used to finance $5,401,000 of property, plant, and equipment purchases, to pay dividends of $3,286,000, and to repurchase 231,000 shares of its stock at a cost of $3,854,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures, stock buyback program and cash dividend requirements in fiscal 1998.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended August 31, 1997 and August 31, 1996

      Net sales increased $9,996,000 or 19% from $51,397,000 in the August 1996 quarter to $61,393,000 in the August 1997 quarter. Process sales in the August 1997 quarter totaled $31,606,000, an increase of $5,105,000 or 19% from $26,501,000 in the August 1996 quarter. Process sales increased primarily in Asia and the United States. Precious metal content and other sales totaled $29,787,000 in the August 1997 quarter, an increase of $4,891,000 or 20% from $24,896,000 in the August 1996 quarter due to increased volume of precious metal content sales in the United States. The average gold price per troy ounce for the August 1997 and 1996 quarters were $330 and $386, respectively.

      Cost of sales increased $7,622,000 due to increased process sales and precious metal content sales. The Company's overall gross margin percentage decreased from 27.4% in the August 1996 quarter to 26.8% in the August 1997 quarter.

      Selling, general, and administrative expenses increased $660,000 or approximately 7% in the August 1997 quarter. Fifty percent of this increase was in Asia; the balance was incurred equally in the United States and Europe. The increase relates to additional sales and technical service personnel to support the increased process sales.

      Interest income decreased from $384,000 in the August 1996 quarter to $290,000 in the August 1997 quarter because the company had less available funds for investment.

      Other income decreased $525,000 in the August 1997 quarter, principally due to $569,000 of currency losses related to the decrease in value of the Taiwan dollar and Singapore dollar against the U.S. dollar.

      The effective income tax rate increased from 29% in the August 1996 quarter to 30% in the August 1997 quarter. The increase is principally due to an increase in U.S. earnings as a percentage of worldwide earnings which are taxed at higher rates.

      Net income increased $676,000 or 19% in the August 1997 quarter, primarily due to increased gross margins, partially offset by increased selling, general, and administrative expenses, decreased interest income, foreign currency losses, and the effect of higher effective income tax rates.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) The Annual Meeting of Stockholders of the Registrant was held on July 15, 1997.

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

      c) The Stockholders approved the employment of Ernst & Young as auditors of the Corporation for the current fiscal year by a vote of 7,493,006 in favor, 8,223 against, and 7,574 withheld.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

      b) There were no reports on Form 8-K filed for the three months ended August 31, 1997.

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

                                        LeaRonal, Inc.
                                        ----------------------------------------
                                        (Registrant)

                                        /s/ Ronald Ostrow
                                        ----------------------------------------
                                        Ronald Ostrow
                                        President and
                                        Chief Executive Officer

                                        /s/ David Rosenthal
                                        ----------------------------------------
                                        David Rosenthal
                                        Vice President - Finance
                                        and Treasurer

Dated:  October 8, 1997