Form 10-Q
period 1997-11-30
LEARONAL INC
filed 1998-01-14
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   November 30, 1997

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


As of January 12, 1998, 12,726,530 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                                      INDEX


                                                                        Page No.

PART I.  Financial Information:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         November 30, 1997 (Unaudited) and February 28, 1997                   3

         Condensed Consolidated Statements of Income for the
         Nine Months and Three Months Ended November 30, 1997 and 1996
         (Unaudited)                                                           4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended November 30, 1997 and 1996 (Unaudited)                          5

         Notes to Condensed Consolidated Financial Statements (Unaudited)      7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9


PART II. Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                     12

         Signatures                                                           13

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        Nov. 30, 1997    Feb. 28, 1997
                                                                        -------------    -------------
                                                                         (Unaudited)        (Note)
ASSETS                                                                         (in thousands)
Current Assets:
         Cash and cash equivalents                                      $  21,049        $  18,117
         Investments available-for-sale                                     2,545            7,904
         Investments held-to-maturity                                       7,010            6,596
         Receivables, less allowances                                      50,044           40,944
         Inventories                                                       26,487           25,622
         Deferred income taxes                                              1,261            1,111
         Other current assets                                               2,182            2,940
                                                                        ---------        ---------
Total Current Assets                                                      110,578          103,234

Investments in unconsolidated affiliates                                    9,164            9,372

Property, plant and equipment                                              67,495           58,823
Less allowance for depreciation                                           (28,337)         (25,059)
                                                                        ---------        ---------
                                                                           39,158           33,764
Patents at cost, less amortization                                            568              521
Other assets                                                                3,816            4,374
                                                                        ---------        ---------
TOTAL ASSETS                                                            $ 163,284        $ 151,265
                                                                        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                               $  15,396        $  12,541
         Accrued expenses and other liabilities                             8,854            8,394
         Income taxes                                                       7,754            5,621
         Current portion of long-term debt                                    755              855
                                                                        ---------        ---------
Total Current Liabilities                                                  32,759           27,411

Long-term debt, less current portion                                        2,601            3,152
Deferred income taxes                                                       2,021            2,157
Minority interests                                                          6,618            5,501
Stockholders' Equity:
         Common stock, par value $1 per share - authorized
           15,000,000 shares, issued 14,042,325 shares
           including 1,296,220 shares at November 30, 1997 and
           1,090,230 shares at February 28, 1997 held in treasury          14,042            9,362
         Additional paid-in capital                                         9,884            9,527
         Retained earnings                                                107,207          101,997
         Unrealized holding gains on investments                              348              321
         Cost of common stock in treasury                                 (16,965)         (12,569)
         Foreign currency translation adjustment                            4,769            4,406
                                                                        ---------        ---------
Total Stockholders' Equity                                                119,285          113,044
                                                                        ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 163,284        $ 151,265
                                                                        =========        =========

--------------------------------------------------------------------------------
Note: The balance sheet at February 28, 1997 has been taken from the audited financial statements at that date, and condensed. See notes to condensed consolidated financial

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Nine Months Ended                  Three Months Ended
                                                      November 30                        November 30
                                                   -----------------                  ------------------
                                                 1997             1996              1997              1996
                                                 ----             ----              ----              ----
                                                            (in thousands - except share data)
Net sales                                   $   183,289       $   158,576       $    62,155       $    55,396
Interest income                                     915             1,049               278               305
Other income - net                                1,073             2,672               162             1,291
                                            -----------       -----------       -----------       -----------
                                                185,277           162,297            62,595            56,992

Costs and expenses:
  Cost of sales                                 130,261           114,391            42,459            39,682
  Selling, general and administrative            28,977            27,648             9,913             9,574
  Research and development                        2,809             2,767               967               960
  Interest expense                                  418               326               133                81
  Minority interests                              1,398             1,120               494               492
                                            -----------       -----------       -----------       -----------
Total costs and expenses                        163,863           146,252            53,966            50,789
                                            -----------       -----------       -----------       -----------
Income before income taxes                       21,414            16,045             8,629             6,203
Income taxes                                      6,583             4,694             2,754             1,634
                                            -----------       -----------       -----------       -----------
NET INCOME                                  $    14,831       $    11,351       $     5,875       $     4,569
                                            ===========       ===========       ===========       ===========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding                    13,054,032        13,332,672        13,099,079        13,131,891

Net income per common share                 $      1.14       $       .85       $       .45       $       .35
                                            ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements (unaudited).

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                      November 30
                                                                   -----------------
                                                                  1997            1996
                                                                  ----            ----
                                                                     (in thousands)
OPERATING ACTIVITIES
  Net income                                                   $ 14,831        $ 11,351
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                            3,920           3,259
         Provision for bad debts                                    506             537
         Equity in earnings of unconsolidated affiliates
           net of dividends received                               (256)           (304)
         Deferred income taxes                                     (311)           (139)
         Minority interests                                       1,398           1,120
         Gain on sales of investments available-for-sale            (62)             (9)
         Changes in operating assets and liabilities:
           Receivables                                           (9,024)         (6,007)
           Inventories                                             (688)            363
           Other current assets                                     765             (52)
           Other receivables                                       (319)           (602)
           Accounts payable                                       3,254             277
           Accrued expenses and other liabilities                   317           1,738
           Income taxes payable                                   2,288             441
           Other assets                                             119             193
                                                               --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        16,738          12,166

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (net)               (9,110)         (7,318)
  Proceeds from sales of investments available-for-sale           5,737           2,746
  Purchases of investments available-for-sale                      (212)         (7,282)
  Purchases of investments held-to-maturity                     (10,298)           (559)
  Redemption of investments held-to-maturity                     10,068           4,046
  Purchase of minority interest                                                    (739)
                                                               --------        --------
NET CASH USED IN INVESTING ACTIVITIES                            (3,815)         (9,106)

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                    Nine Months Ended
                                                                       November 30
                                                                    -----------------
                                                                  1997            1996
                                                                  ----            ----
                                                                       (in thousands)
FINANCING ACTIVITIES
  Dividends paid                                                $ (4,942)       $ (4,718)
  Dividends paid to minority shareholders                           (304)           (201)
  Payments on debt obligations                                      (652)           (657)
  Proceeds from exercise of stock options                            496             252
  Proceeds from loan                                                               1,038
  Purchases of treasury stock                                     (4,812)         (4,560)
                                                                --------        --------
NET CASH USED IN FINANCING ACTIVITIES                            (10,214)         (8,846)

Effect of exchange rate changes on cash and
  cash equivalents                                                   223            (368)
                                                                --------        --------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      2,932          (6,154)

Cash and cash equivalents at beginning of the year                18,117          26,711
                                                                --------        --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                          $ 21,049        $ 20,557
                                                                ========        ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                      $    449        $    297
  Income taxes                                                     4,536           3,717

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1997 annual report to shareholders. The results of operations for the period ended November 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE B - INVENTORIES

         Inventories consist of the following:

                                             November 30,            February 28,
                                                 1997                    1997
                                             ------------            ------------
Raw materials                                $15,018,000             $13,937,000
Finished goods                                11,469,000              11,685,000
                                             -----------             -----------
                                             $26,487,000             $25,622,000
                                             ===========             ===========

         Domestic gold and silver inventories as of November 30, 1997 and 1996 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at November 30, 1997 and February 28, 1997 would have been $2,364,000 and $3,425,000 higher, respectively.

                                    FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE C - STOCKHOLDERS' EQUITY

On July 15, 1997, the Board of Directors declared a three-for-two (50%) stock split in the form of a stock dividend distributed on August 19, 1997 to shareholders of record on July 29, 1997. The weighted average number of shares outstanding during each period and the number of outstanding shares on which dividends were declared have been adjusted to give retroactive effect to the July 1997 split.

The following information pertains to cash dividends for the nine months ended November 30:

                                                     1997                1996
                                                 -----------         -----------
Dividends declared                                       May                 May
Dividends paid                                          June                June
Dividends declared                                      July                July
Dividends paid                                        August              August
Dividends declared                                   October             October
Dividends paid                                      November            November
Dividends per common share:
  Quarter ended May 31                           $     0.127         $      0.12
  Quarter ended August 31                        $      0.13         $      0.12
  Quarter ended November 30                      $      0.13         $      0.12

Number of outstanding shares
  on which dividend was declared:
  Quarter ended May 31                            12,812,357          13,242,128
  Quarter ended August 31                         12,798,602          13,134,567
  Quarter ended November 30                       12,727,957          12,943,523

Amount of dividends:
  Quarter ended May 31                           $ 1,623,000         $ 1,589,000
  Quarter ended August 31                          1,664,000           1,576,000
  Quarter ended November 30                        1,655,000           1,553,000
                                                 -----------         -----------
                                                 $ 4,942,000         $ 4,718,000
                                                 ===========         ===========

NOTE D - OTHER INCOME
Other income consists of the following:

                                         Nine Months Ended           Three Months Ended
                                            November 30                  November 30
                                         -----------------           ------------------
                                        1997           1996          1997           1996
                                        ----           ----          ----           ----
Royalty and commission income         $ 1,425        $ 1,447       $   494        $   573
Equity in earnings of
   unconsolidated affiliates              727            778           274            484
Foreign currency (losses) gains        (1,347)           119          (654)           148
Investment income and other               268            328            48             86
                                      -------        -------       -------        -------
                                      $ 1,073        $ 2,672       $   162        $ 1,291
                                      =======        =======       =======        =======

                                    FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended November 30, 1997 and November 30, 1996

         Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $17,723,000 or 22% to $99,575,000 in the November 1997 period, from $81,852,000 in the November 1996 period. Process sales increased primarily in Asia and the United States. Precious metal content and other sales totaled $83,714,000 in the November 1997 period, an increase of $6,990,000 or 9% from $76,724,000 in the November 1996 period primarily due to increased precious metal content sales volume in the United States. The average gold price per troy ounce for the November 1997 and November 1996 periods were $331 and $387, respectively.

         Cost of sales increased $15,870,000 or 14% to $130,261,000 in the November 1997 period, from $114,391,000 in the November 1996 period. The increase was principally due to increased process sales, and precious metal sales. The November 1997 period reflects increased gross profits of $8,843,000 or 20%. The Company's overall gross profit percentage was 28.9% and 27.9% for the November 1997 and November 1996 periods, respectively. The increase is principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

         Selling, general, and administrative expenses increased $1,329,000 or 5% in the November 1997 period. The increase occurred primarily in Asia due to increased sales and technical service costs to support the Company's sales growth, but as a percentage of net sales decreased due to economies of scale.

         Interest income decreased from $1,049,000 in the November 1996 period to $915,000 or 13% in the November 1997 period because the Company had less available funds for investment.

         Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency losses, and investment income. Other income decreased $1,599,000 in the November 1997 period, principally due to $1,347,000 of foreign currency losses attributable to the decrease in value of the Taiwan dollar and Singapore dollar against the U.S. dollar. The Company's Hong Kong subsidiary supplies inventory billed in U.S. dollars to its Taiwan Branch and Singapore subsidiary for resale to their customers in U.S. dollars and local currencies. The aforementioned foreign currency loss represents primarily the effect of the recent Asian currency devaluations on unpaid balances due the Hong Kong subsidiary on these transactions. In addition, the Company has recorded in the November 1997 period, in accordance with FASB No. 52, a cumulative translation adjustment directly to stockholders equity of $714,000 related to its long-term assets held in Taiwan. The Company is investigating strategies including intercompany debt reduction, local financing and hedging programs to

                                    FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

mitigate the current and future impact of currency devaluations in the Asian region. Based on prevailing foreign currency exchange rates, management anticipates further currency losses related to these transactions in the Company's fourth quarter.

         The effective income tax rate increased in the November 1997 period to 31% from 29% in the November 1996 period, principally due to increased earnings in the United States, which are taxed at higher rates.

         Net income increased $3,480,000 or 31% in the November 1997 period, primarily due to increased gross profits from increased process sales, partially offset by increased selling, general, and administrative expenses, foreign currency losses, decreased interest income, and the effect of higher effective income tax rates.

         The results of operations continues to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the financial statements of the Company's foreign operations from functional currencies into U.S. dollars impacts the reported results of operations. Net income for the November 1997 period decreased by $879,000 or 9% from the prior year primarily due to the decrease in the average exchange rates to translate the European subsidiaries' income statements from their functional currencies into U.S. dollars.

         At November 30, 1997, the Company had working capital of $77,819,000 and current assets of $110,578,000 including $30,604,000 in cash, cash equivalents, and short term investments. In the November 1997 period, cash provided from operations increased $4,572,000 to $16,738,000 from $12,166,000 in the November 1996 period. However, during the November 1997 period, the Company decreased its investment securities by $5,295,000. Cash provided from operations and the proceeds from the sale of investment securities were used to finance $9,110,000 of property, plant, and equipment purchases, to pay dividends of $4,942,000, and to repurchase 272,000 shares of its stock at a cost of $4,812,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures, stock buyback program and cash dividend requirements in fiscal 1998.

                                   FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended November 30, 1997 and November 30, 1996

         Net sales increased $6,759,000 or 12% from $55,396,000 in the November 1996 quarter to $62,155,000 in the November 1997 quarter. Process sales in the November 1997 quarter totaled $35,946,000, an increase of 22% from $29,401,000 in the November 1996 quarter. Process sales increased primarily in Asia and the United States. Precious metal content and other sales totaled $26,209,000 in the November 1997 quarter, compared to $25,995,000 in the November 1996 quarter. The average gold price per troy ounce for the November 1997 and 1996 quarters were $318 and $381, respectively.

         Cost of sales increased $2,777,000 principally due to increased process sales. The Company's overall gross margin percentage increased from 28.4% in the November 1996 quarter to 31.7% in the November 1997 quarter due to the increase of process sales, which have a higher gross margin, as a percentage of sales.

         Selling, general, and administrative expenses increased $339,000 or approximately 4% in the November 1997 quarter. Fifty percent of this increase was in Asia; the balance was incurred equally in the United States and Europe. The increase relates to additional sales and technical service personnel to support the increased process sales.

         Interest income decreased from $305,000 in the November 1996 quarter to $278,000 in the November 1997 quarter because the company had less available funds for investment.

         Other income decreased $1,272,000 in the November 1997 quarter, principally due to $654,000 of currency losses related to the decrease in value of the Taiwan dollar and Singapore dollar against the U.S. dollar, as previously mentioned in the nine month analysis.

         The effective income tax rate increased from 26% in the November 1996 quarter to 32% in the November 1997 quarter. The increase is principally due to an increase in U.S. earnings as a percentage of worldwide earnings which are taxed at higher rates.

         Net income increased $1,306,000 or 29% in the November 1997 quarter, primarily due to increased gross margins, partially offset by increased selling, general, and administrative expenses, decreased interest income, foreign currency losses, and the effect of higher effective income tax rates.

                                    FORM 10-Q

                        LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         This report and other Company reports identify many factors affecting our future business prospects including: economic conditions, currency exchange rates, inflation, competition, new product introductions, pricing, future market demand and customer requirements. Changes in any of these factors could have a significant impact on future results of the Company.




                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

         b) There were no reports on Form 8-K filed for the three months ended November 30, 1997.

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


                                                      LeaRonal, Inc.
                                                      --------------
                                                      (Registrant)


                                                      /s/ Ronald Ostrow
                                                      -----------------
                                                      Ronald Ostrow
                                                      President and
                                                      Chief Executive Officer


                                                      /s/ David Rosenthal
                                                      -------------------
                                                      David Rosenthal
                                                      Vice President - Finance
                                                      and Treasurer

Dated:  January 12, 1998