Form 10-K
period 1998-02-28
LEARONAL INC
filed 1998-05-28
CIK 58172

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended February 28, 1998 Commission file number 0-3183

                                 LeaRonal, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                      11-1717548
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        272 Buffalo Avenue, Freeport, New York              11520
        -------------------------------------------------------------
        (Address of principal executive office)           (Zip code)

        (Registrant's telephone number, including area code) 516-868-8800

Securities registered pursuant to Section 12(b) of the Act.


Title of each class                    Name of each exchange on which registered

Common Stock, par value $1 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock, $1 par value - $367,245,000 (based on the last sale price thereof reported on the consolidated tape for May 8, 1998).

At May 8, 1998, 12,609,260 shares of the registrant's Common Stock, $1 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on July 21, 1998 are incorporated by reference into Part I and Part III.

                                     PART I


ITEM 1. BUSINESS


General

LeaRonal, Inc. was incorporated in 1953 under the laws of the State of New York. The business of LeaRonal, Inc. and its subsidiaries (hereinafter "the Company") consists of the development, production, sale and worldwide distribution of specialty chemical additives and other products used by the printed circuit board, connector, semiconductor, and industrial metal finishing industries. In addition to its facilities in the United States, the Company has subsidiaries located in England, Switzerland, Germany, France, Hong Kong, Singapore, Taiwan, and South Korea, and at its 50% owned unconsolidated affiliates in Japan and Italy to serve its worldwide customer base. (See Note 7 of Notes to Consolidated Financial Statements.) The Company's specialty chemical additives are proprietary and the majority of them are patented.

In the five fiscal years ended February 28, 1998, the Company's precious metal electroplating processes accounted for 51% to 62% of the Company's net sales volume but less than 50% of the Company's income before income taxes. The disproportionate contribution of the precious metal processes to sales as compared to income is principally due to the high cost of the precious metal content of such processes, which is included as a component of sales, and is generally priced at the market price on the date of shipment.

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

The following table sets forth, for each of the five fiscal years in the period ended February 28, 1998, the division of the Company's net sales as among its precious metal processes, non-precious metal processes and products and other products, and the precious metal content (primarily gold) of its electroplating processes:

                           1998           1997           1996           1995           1993
                         --------       --------       --------       --------       --------
                                                   (in Thousands)
Precious Metal
 Processes               $ 22,977       $ 18,628       $ 19,465       $ 16,099       $ 14,892

Non-Precious Metal
 Processes
 and Products             111,147         91,157         80,562         62,380         55,243
                         --------       --------       --------       --------       --------

ALL PROCESSES             134,124        109,785        100,027         78,479         70,135

Precious Metal
 Content                   99,457         91,138        105,557         93,485         75,383

Other Products*             8,116          9,335          6,041          5,040          5,549
                         --------       --------       --------       --------       --------

NET SALES                $241,697       $210,258       $211,625       $177,004       $151,067
                         ========       ========       ========       ========       ========


-------------------------

*     Primarily consists of sales of electroplating equipment and supplies.

In fiscal 1998, there were no sales to any one customer in excess of 10% of net sales. No single customer accounted for more than 3% of all process sales in any of said years. The loss of any one customer would not have a material adverse effect on the Company's business.

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

Gold metal used in the production of chemical additives for the Company's gold electroplating processes is purchased at unregulated market prices which vary from day to day. During the past five fiscal years, the New York market price of gold has fluctuated between approximately $279 and $415 an ounce. On May 8, 1998, the New York market price for gold was $300.

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

Non-Precious Metal Electroplating Processes

The Company's non-precious metal electroplating processes are distributed to over 2,000 customers. In the fiscal year ended February 28, 1998, no single customer or distributor accounted for more than 5% of the Company's net sales of such processes.

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


Research and Development

The Company's research and development program is particularly important due to rapid technological changes and advances in the industries the Company serves. In order to keep pace with changing technology in these industries, the Company maintains an extensive worldwide research program and pilot plating facilities to simulate production conditions. Amounts expended on research and development during fiscal 1998, 1997, and 1996 were approximately $3,916,000; $3,757,000;
and $3,406,000, respectively.

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

Patents and Licenses

The Company maintains an active program of obtaining patents to protect the results of its research and development programs. While the majority of the Company's processes are patented and it regards its patents as important to its business, it does not believe that its sales are materially dependent upon any particular patent or group of related patents. As of February 28, 1998, the Company owned in excess of 100 patents, and had many domestic and foreign patent applications pending. There is no assurance that United States or foreign patent applications filed will result in patents. It is the Company's policy to amortize the cost of patents over the life of the respective patents.

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

From time to time, the Company grants licenses to unconsolidated affiliates and unrelated suppliers for the manufacture and sales of products for which the Company receives royalties. Royalty and commission income for fiscal 1998, 1997, and 1996 was approximately $1,999,000; $1,932,000; and $2,004,000, respectively.

Domestic Distribution and Technical Services

The Company markets its processes and products directly and through certain independent distributors located in various parts of the United States. The Company's Sales and Technical Services departments work with these distributors and directly with the Company's ultimate customers to satisfy customers' requirements.

Sales made through distributors, the largest one of which accounted for less than 10% of the Company's net sales during the fiscal year ended February 28, 1998, are in all cases subject to the customary distributors' discount. The Company does not believe that there was any significant difference in profitability between direct sales and those made through distributors.

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

UK markets the Company's processes throughout Great Britain and to many countries on the European continent, through its affiliates and a limited number of independent distributors. As of February 28, 1998, UK acquired the assets of its Netherlands distributor for approximately $878,000. UK has been in operation for more than 30 years and affords the Company a base of operations for Europe. During the Company's five fiscal years ended February 28, 1998, UK accounted for the following percentages of the Company's operating profit: 1998 - 14%; 1997 - 17%; 1996 -21%; and 1995 - 22%; and 1994 - 19%. For a discussion of items impacting 1998 earnings, see Management's Discussion and Analysis of Operations.

LeaRonal AG was formed in September 1971 to manufacture and market the Company's products and processes in Switzerland, Austria, Germany and Southeast Asia. In Germany, these products are sold by LeaRonal GmbH. In Southeast Asia, these products are sold through LeaRonal Asia Ltd. ("LRAL"), as well as subsidiaries in Taiwan, Singapore, and Korea. 86% of the outstanding stock of LeaRonal Asia Ltd. is owned by LeaRonal AG and the remaining approximately 14% is owned by its employees. For the Company's five fiscal years ended February 28, 1998, LeaRonal AG (including LRAL) accounted for the following percentages of the Company's operating profit: 1998 - 55%; 1997 - 60%; 1996 - 47%; 1995 - 44%; 1994 - 43%;
and 1993 - 40%. Approximately 93% of the outstanding stock of LeaRonal AG is owned by the Company, the remaining 7% being owned by its employees.

In December 1996, LeaRonal Asia Ltd. relocated to a new 50,000 square foot multi-purpose facility in Fanling, New Territories, Hong Kong. This new technology center provides the Company with a base of operations for serving all of Southeast Asia.

In January 1996, LeaRonal Singapore was formed and an office in Malaysia was established to better serve customers in those countries.

LeaRonal France (LRF) was formed in 1974 to market the Company's products and processes in France. In January 1987, LRF relocated to a new facility offering improved manufacturing, sales, service and administrative capabilities to its customer base. Approximately 85% of the outstanding stock of LeaRonal France is owned by the Company; the remaining 15% is owned by its employees.

Through a series of transactions in 1977 and 1983, the Company established LeaRonal GmbH (GmbH), a wholly owned subsidiary. In 1990 and 1997, GmbH expanded its manufacturing and customer service laboratories in Birkenfeld, Germany.

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


Foreign and Domestic Operations and Export Sales

Information pertaining to foreign and domestic operations, export sales and sales by geographic area is included in Note 7 of the notes to the Consolidated Financial Statements for the three fiscal years ended February 28, 1998 and is incorporated herein by reference.


Employee Relations

The Company had approximately 950 employees worldwide as of February 28, 1998, of which over 100 are graduate engineers or holders of other technical degrees. The Company has enjoyed excellent relations with its employees and has never experienced a work stoppage.

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


ITEM 2. PROPERTIES

The Company owns four buildings in Freeport, New York. The first is a one-story building containing approximately 46,000 square feet of which 15,000 square feet are utilized for executive, administrative, and sales offices, and the remaining 31,000 square feet are utilized for research laboratories, warehousing, manufacturing, and customer services. The second building of 40,000 square feet contains laboratories, production, and warehouse facilities. The cost of this facility was approximately $2,600,000. In April 1996, the Company purchased a 17,000 square foot building adjacent to its Freeport facility for $980,000 and renovated its offices, research and development, laboratory, and warehouse. The Company previously leased this building. In December, 1996, the Company purchased a 30,000 square foot building for $825,000. The building serves as a product distribution and training center.

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

LeaRonal UK owns a laboratory, manufacturing, and refining facility totaling in excess of 40,000 square feet in Buxton, Derbyshire, England. During fiscal 1996, LeaRonal UK purchased additional land near its Buxton site, and during fiscal 1997, the Company constructed a 19,000 square foot building to house its imaging operations on this site.

LeaRonal AG owns a 25,000 square foot multi-story facility in Lucerne, Switzerland, which is used for production, laboratories, and administration. During 1997, an expansion was completed, bringing the total area at LeaRonal AG to approximately 43,000 square feet.

LeaRonal France owns a one story, 18,000 square foot building in Lyon, constructed in 1986, which houses offices, customer service labs, production facilities, and a warehouse.

LeaRonal GmbH, located in Birkenfeld, owns a multi-story, 22,000 square foot facility which houses offices, customer service laboratories, a warehouse, and a limited production area. Expansion of these facilities was completed in 1997.

LeaRonal Taiwan has purchased approximately 21,000 sq. ft. of land on which a new 52,000 square foot facility will be constructed in fiscal 1999.

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

None.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


The Company's Common Stock, $1.00 par value, is listed on the New York Stock Exchange and its symbol is LRI. The following table indicates the quarterly high and low sale prices for LeaRonal Common Stock on the New York Stock Exchange and cash dividends declared for the past two years:

                                     Year Ended
                  February 28, 1998                   February 28, 1997
                  -----------------                   -----------------
                                    Cash                                Cash
Quarter         Sale Price          Dividends       Sale Price          Dividends
Ended         High       Low        Declared      High        Low       Declared
-----         ----       ---        --------      ----        ---       --------
May 31        $18.083    $14.50     $0.13         $19.33      $16.17    $0.12
Aug. 31       $22.75     $17.50     $0.13         $19.17      $14.42    $0.12
Nov. 30       $27.625    $21.50     $0.13         $15.83      $14.00    $0.12
Feb. 28       $29.00     $22.438    $0.13         $17.00      $14.58    $0.12

Approximate number of holders of Common Stock on May 8, 1998: 4,000. Stock prices and cash dividends have been restated for the three-for-two stock split effective August 19, 1997.

ITEM 6. SELECTED FINANCIAL DATA

LEARONAL, INC. AND SUBSIDIARIES

The following selected consolidated financial data for the five fiscal years ended February 28, 1998 should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing herein in Item 8:

                                                         (in thousands except share amounts)

                                 1998                1997                1996                1995                1994
                             -----------         -----------         -----------         -----------         -----------
Net sales                    $   241,697         $   210,258         $   211,625         $   177,004         $   151,067

Net income                   $    21,020         $    16,465         $    15,595         $    12,429         $    10,337

Net income per
 common share(a)             $      1.64         $      1.26         $      1.18         $       .94         $       .79
Net income per
 common share
 assuming dilution(a)        $      1.61         $      1.24         $      1.16         $       .93         $       .79

Total assets                 $   171,040         $   151,265         $   145,698         $   122,682         $   108,214
Working capital              $    78,355         $    75,823         $    77,116         $    75,475         $    66,374
Property, plant and
 equipment - net             $    40,492         $    33,764         $    29,060         $    17,782         $    16,515

Long-term debt, less
 current portion             $     2,422         $     3,152         $     3,066         $       523         $       734
Stockholders' equity         $   121,932         $   113,044         $   111,667         $   101,789         $    89,827
Cash dividends
 per share(a)                $       .52         $       .48         $       .41         $       .37         $       .35
Weighted average
 shares for basic
 net income
 per share(a)                 12,792,280          13,064,973          13,222,974          13,198,836          13,183,884
Weighted average
 shares for diluted
 net income
 per share(a)                 13,063,327          13,291,656          13,430,748          13,340,627          13,183,884
Return on average
 Stockholders' equity                 18%                 15%                 15%                 13%                 12%

(a) Restated for the three-for-two stock split effective August 19, 1997.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SALES

Fiscal 1998/Fiscal 1997

Net sales consists of proprietary and patented specialty chemicals and imaging chemicals, referred to as "process sales," the precious metal content of the Company's electroplating processes, and sales of other products. Process sales increased $24,339,000 or 22% to $134,124,000 in fiscal 1998 from $109,785,000 in fiscal 1997. Process sales increased 32% in Asia, 24% in the United States, and 9% in Europe in fiscal 1998. Precious metal content and other sales totaled $107,573,000 in fiscal 1998, an increase of $7,100,000 or 7% from $100,473,000 in fiscal 1997. The increase is principally due to increased precious metal content sales volume in the United States. The average gold price per troy ounce for the fiscal 1998 and fiscal 1997 periods were $321 and $379, respectively.

Fiscal 1997/Fiscal 1996

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


COST OF SALES/GROSS PROFIT

Fiscal 1998/Fiscal 1997

Cost of sales increased $19,032,000 or 13% to $167,904,000 in fiscal 1998 from $148,872,000 in fiscal 1997. The increase was principally due to increased process sales and precious metal sales. Gross profits increased $12,407,000 or 20% to $73,793,000 in fiscal 1998 from $61,386,000 in fiscal 1997. The Company's overall gross profit percentage increased to 30.5% in fiscal 1998 from 29.2% in fiscal 1997. The increase is principally due to the increase in process sales which have a higher gross margin, as a percentage of total sales. Gross profit percentages increased in both domestic and foreign operations.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Fiscal 1998/Fiscal 1997

Selling, general, and administrative expenses increased $3,624,000 or 10% to $40,482,000 in fiscal 1998 from $36,858,000 in fiscal 1997, but decreased as a percentage of total sales to 16.7% in fiscal 1998 from 17.5% in fiscal 1997. The increase occurred primarily in Asia due to increased sales and technical service costs to support the Company's sales growth.

Fiscal 1997/Fiscal 1996

Selling, general, and administrative expenses increased $1,751,000 or 5% in fiscal 1997. Expenses increased primarily in Asia and the United States due to the addition of sales and technical service people to support customer requirements.

OTHER INCOME

Fiscal 1998/Fiscal 1997

Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency gains and losses, and investment income. Other income decreased $1,611,000 to $1,859,000 in fiscal 1998 from $3,470,000 in fiscal 1997, principally due to $1,473,000 of foreign currency losses attributable to the decrease in value of the Taiwan dollar and Singapore dollar against the U. S.
dollar.

The Company's Hong Kong subsidiary supplies inventory billed in U. S. dollars to its Taiwan branch and Singapore subsidiary for resale to their customers in U.
S. dollars and local currencies. The currency loss represents primarily the effect of Asian currency devaluations on unpaid balances due the Hong Kong subsidiary on these transactions. In addition, the Company has recorded, in accordance with Financial Accounting Standards Board statement No. 52, "Foreign Currency Translation," a cumulative translation adjustment directly to stockholders equity of $660,000 related to its long-term assets held in Taiwan. The Company has entered into hedging transactions to help mitigate the impact of future currency devaluations in the Asian region. Additionally, the Company is seeking local financing to fund future expansion in this region.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Fiscal 1997/Fiscal 1996

Other income increased $210,000 in fiscal 1997, principally due to foreign currency gains and increased investment income which were partially offset by decreased royalty and commission income.

INTEREST INCOME

Fiscal 1998/Fiscal 1997

Interest income decreased $22,000 to $1,352,000 in fiscal 1998 from $1,374,000 in fiscal 1997. The Company expects interest income will decrease in the future as it has less funds available for investment because of the use of funds to purchase the Company's shares and the continued business expansion worldwide.

Fiscal 1997/Fiscal 1996

Interest income decreased $514,000 in fiscal 1997 due to lower interest rates and reduced average funds available for investment. This is attributable to cash used for the purchase of 307,900 shares of the Company's own stock for treasury, at a cost of $4,560,000 and the continued expansion of its facilities worldwide.


OPERATING PROFITS

Fiscal 1998/Fiscal 1997

Operating profits is revenue excluding equity in the earnings of unconsolidated affiliates less operating expenses, excluding interest expense and minority interests. Operating profits increased $6,883,000 or 28% to $31,527,000 in fiscal 1998 from $24,644,000 in fiscal 1997. Operating profits increased primarily due to increased gross profits from increased process sales, partially offset by foreign currency losses, and increased selling, general, and administrative expenses. Operating profits by geographic segment are reported by manufacturing location and include the effect of intercompany transfers for ultimate sale to end use customers. Operating profits increased 151% in the United States, 41% in Asia, and 2% in Europe.

Fiscal 1997/Fiscal 1996

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


INCOME TAXES

Fiscal 1998/Fiscal 1997

The effective income tax rate for fiscal 1998 and fiscal 1997 was 30%. The impact of increased U. S. pre-tax earnings in fiscal 1998 was offset by a decrease in the effective U. S. income tax rate, primarily due to the elimination of the U. S. tax on excess passive assets related to the Company's foreign subsidiaries. Effective rates in Europe and Asia were substantially unchanged from prior years.

Fiscal 1997/Fiscal 1996

The effective income tax rate decreased from 34% in fiscal 1996 to 30% in fiscal 1997. The decrease in the effective tax rate is principally due to the increase in earnings and percentage of earnings attributable to the Company's subsidiaries in Asia and Switzerland, which are taxed at effective tax rates of 16.5% and 24%, respectively.

NET INCOME

Fiscal 1998/Fiscal 1997

Net income increased $4,555,000 or 28% to $21,020,000 in fiscal 1998 from $16,465,000 in fiscal 1997, primarily due to increased profits from increased process sales, partially offset by foreign currency losses, and increased selling, general, and administrative expenses.

The results of operations continue to reflect the importance of the Company's foreign subsidiaries and unconsolidated affiliates. The effect of translating the foreign operations financial statements from functional currencies into U.S. dollars impacts the reported results of operations. Net income for fiscal 1998 was reduced $1,200,000 or 7% from the prior year, principally due to a decrease in the average exchange rates used to translate the Swiss subsidiary's income statements from local currency into U.S. dollars.

Fiscal 1997/Fiscal 1996

Net income increased $870,000 or 6% from $15,595,000 in fiscal 1996 to $16,465,000 in fiscal 1997, primarily due to increased gross profits from increased process sales and lower effective income tax rates.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION AND OTHER

In fiscal 1998, net cash provided from operations increased $5,658,000 to $24,364,000 from $18,706,000 in fiscal 1997, primarily due to an increase in net income. Cash flow used in investing activities decreased $4,699,000 to $10,539,000 in fiscal 1998 from $15,238,000 in fiscal 1997. Investment securities decreased $3,234,000 in fiscal 1998 to partially finance capital expenditures of $13,103,000 which included building expansions in Switzerland and Germany and the purchase of a building in the United States. During fiscal 1998, the Company's UK subsidiary purchased its distributor in the Netherlands for $878,000. In fiscal 1997, capital expenditures were $9,698,000 and investment securities increased $4,792,000. Cash flows used in financing activities increased to $12,083,000 in fiscal 1998 from $10,611,000 in fiscal 1997. Cash used in financing activities was primarily used to pay dividends of $6,597,000 and purchase 298,600 shares of the Company's common stock at a cost of $5,454,000. In fiscal 1998, the Company increased its quarterly dividend rate to $.13 per share from $.12 per share.

At February 28, 1998, the Company had working capital of $78,355,000 and current assets of $115,593,000, including $31,258,000 in cash, cash equivalents, and investments. The Company's immediate capital expansion requirements will be funded primarily by working capital and cash flow from operations. The Company has sufficient lines of credit available with banks, should any additional funds be required to support other corporate initiatives.

YEAR 2000 DISCLOSURE

During fiscal 1997, the Company determined that it needed to modify or replace significant portions of its hardware and software so that its global information systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company anticipates its global information systems transformation for year 2000 compliance will be completed in 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial condition.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


ISSUES AND RISKS

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

Information concerning the directors and officers of the registrant is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1998. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1998. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1998. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained in the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year ended February 28, 1998. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)   (1) and (2) Financial Statements and Schedules:
            See accompanying index to financial statements and financial statement schedule in Item 8.

      (3) Exhibits:

          Exhibit 21 -- Subsidiaries of the Registrant

          Exhibit 27 -- Financial Data Schedule

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

                                                Dated: May 8, 1998

                                                LeaRonal, Inc.


                                                By /s/ Donald Thomson
                                                   ----------------------------
                                                   Donald Thomson
                                                   Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Barnet D. Ostrow                      /s/ Fred I. Nobel
-----------------------------------       ---------------------------------
Barnet D. Ostrow                          Fred I. Nobel
Chairman of the Board                     Vice Chairman of the Board
and Director                              and Director
May 8, 1998                               May 8, 1998



/s/ Ronald F. Ostrow                      /s/ Richard Kessler
-----------------------------------       ---------------------------------
Ronald F. Ostrow                          Richard Kessler
President, Chief Executive Officer        Executive Vice President
and Director                              and Director
May 8, 1998                               May 8, 1998



/s/ Arthur M. Winston                     /s/ Kenneth L. Stein
-----------------------------------       ---------------------------------
Arthur M. Winston                         Kenneth L. Stein
Director                                  Director
May 8, 1998                               May 8, 1998


/s/ David Rosenthal
-----------------------------------
David Rosenthal
Treasurer, Chief Financial Officer
and Chief Accounting Officer
May 8, 1998

                           Annual Report On Form 10-K
                      Item 8, Item 14(a)(1) and (2) and (d)

                          Index To Financial Statements
                        and Financial Statement Schedule

                              Financial Statements

                          Financial Statement Schedule

                          Year ended February 28, 1998

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

                   Form 10-K -- Item 14(a)(1) and (2) and (d)

                         LeaRonal, Inc. and Subsidiaries

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of LeaRonal, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors .................................................     F-2

Consolidated Balance Sheets -- February 28, 1998 and 1997 ......................     F-3

Consolidated Statements of Income -- Years ended February 28, 1998 and 1997
   and February 29, 1996 .......................................................     F-5

Consolidated Statements of Stockholders' Equity -- Years ended February 28, 1998
   and 1997 and February 29, 1996 ..............................................     F-6

Consolidated Statements of Cash Flows -- Years ended February 28, 1998 and 1997
   and February 29, 1996 .......................................................     F-7

Notes to Consolidated Financial Statements -- February 28, 1998 ................     F-9

The following consolidated financial statement schedule of LeaRonal, Inc. and Subsidiaries is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts ...............................     F-24


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Stockholders and Board of Directors
LeaRonal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LeaRonal, Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LeaRonal, Inc. and Subsidiaries at February 28, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                       ERNST & YOUNG LLP

Melville, New York
May 8, 1998

                         LeaRonal, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                           FEBRUARY 28,
                                                                   1998                  1997
                                                               -------------         -------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  19,653,000         $  18,117,000
   Investments available-for-sale                                  2,734,000             7,904,000
   Investments held-to-maturity                                    8,871,000             6,596,000
   Receivables, less allowance for doubtful accounts of
     $3,513,000 in 1998 and $2,589,000 in 1997                    52,228,000            40,944,000
   Inventories:
     Finished products                                            12,772,000            11,685,000
     Materials and supplies                                       15,634,000            13,937,000
                                                               -------------         -------------
                                                                  28,406,000            25,622,000

   Deferred tax assets                                             1,468,000             1,111,000
   Other current assets                                            2,233,000             2,940,000
                                                               -------------         -------------
Total current assets                                             115,593,000           103,234,000

Investments in unconsolidated affiliates                           9,207,000             9,372,000
Property, plant, and equipment, on the basis of cost:
   Land and buildings                                             36,465,000            29,695,000
   Machinery and equipment                                        29,749,000            25,704,000
   Automotive and other                                            3,535,000             3,424,000
                                                               -------------         -------------
                                                                  69,749,000            58,823,000
   Accumulated depreciation and amortization                     (29,257,000)          (25,059,000)
                                                               -------------         -------------
                                                                  40,492,000            33,764,000

Patents, at cost, less amortization                                  585,000               521,000
Other assets                                                       5,163,000             4,374,000
                                                               -------------         -------------
Total assets                                                   $ 171,040,000         $ 151,265,000
                                                               =============         =============


See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                                                                           FEBRUARY 28,
                                                                     1998                  1997
                                                                 -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                 $     557,000         $          --
   Accounts payable                                                 16,538,000            12,541,000
   Payroll and related items                                         5,108,000             4,216,000
   Accrued expenses and other liabilities                            6,073,000             4,178,000
   Income taxes                                                      8,221,000             5,621,000
   Current portion of long-term debt                                   741,000               855,000
                                                                 -------------         -------------
Total current liabilities                                           37,238,000            27,411,000

Long-term debt, less current portion                                 2,422,000             3,152,000
Deferred tax liabilities                                             2,464,000             2,157,000
Minority interests                                                   6,984,000             5,501,000

Stockholders' equity:
   Common stock, par value $1 per share -- authorized
     15,000,000 shares, issued 14,042,201 shares
     including 1,318,151 shares in 1998 and
     1,090,230 shares in 1997 held in treasury                      14,042,000             9,362,000
   Additional paid-in capital                                        5,230,000             9,527,000
   Retained earnings                                               116,420,000           101,997,000
   Unrealized holding gains on investments
     available-for-sale, net of tax                                    548,000               321,000
   Cost of treasury stock                                          (17,581,000)          (12,569,000)
   Cumulative translation adjustment                                 3,273,000             4,406,000
                                                                 -------------         -------------
Total stockholders' equity                                         121,932,000           113,044,000
                                                                 -------------         -------------
Total liabilities and stockholders' equity                       $ 171,040,000         $ 151,265,000
                                                                 =============         =============


See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                                    YEAR ENDED
                                                         FEBRUARY 28,                    FEBRUARY 29,
                                                   1998                 1997                 1996
                                              -------------         ------------        -------------
Net sales                                     $ 241,697,000         $210,258,000        $ 211,625,000
Interest income                                   1,352,000            1,374,000            1,888,000
Other income                                      1,859,000            3,470,000            3,260,000
                                              -------------         ------------        -------------
                                                244,908,000          215,102,000          216,773,000

Costs and expenses:
   Cost of sales                                167,904,000          148,872,000          152,872,000
   Selling, general and administrative           40,482,000           36,858,000           35,107,000
   Research and development                       3,916,000            3,757,000            3,406,000
   Minority interests                             1,901,000            1,565,000            1,383,000
   Interest                                         601,000              465,000              276,000
                                              -------------         ------------        -------------
                                                214,804,000          191,517,000          193,044,000
                                              -------------         ------------        -------------
Income before income taxes                       30,104,000           23,585,000           23,729,000
Income taxes:
   Federal                                        2,632,000            1,146,000            2,473,000
   Foreign                                        6,207,000            5,484,000            5,406,000
   State and local                                  370,000              224,000              424,000
   Deferred                                        (125,000)             266,000             (169,000)
                                              -------------         ------------        -------------
                                                  9,084,000            7,120,000            8,134,000
                                              -------------         ------------        -------------
Net income                                    $  21,020,000         $ 16,465,000        $  15,595,000
                                              =============         ============        =============

Net income per common share                   $        1.64         $       1.26        $        1.18
                                              =============         ============        =============
Net income per common share --
   assuming dilution                          $        1.61         $       1.24        $        1.16
                                              =============         ============        =============



See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                      Par Value of
                                                                       Total         Issued Shares   Additional
                                                                    Stockholders'     of Common        Paid-in          Retained
                                                                       Equity            Stock         Capital          Earnings
                                                                    -------------     -----------    -----------     -------------
Balance at February 28, 1995                                        $ 101,789,000     $ 9,362,000    $ 9,609,000     $  81,675,000
   Net income for the year                                             15,595,000                                       15,595,000
   Cost of 22,500 shares of common stock purchased for treasury          (346,000)
   Cash dividends declared -- $.41 per share                           (5,466,000)                                      (5,466,000)
   Proceeds from issuance of 38,762 shares of common stock
      upon exercise of nonqualified stock options                         255,000                       (129,000)
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          421,000
   Translation adjustment for the year                                   (581,000)
                                                                    -------------     -----------    -----------     -------------
Balance at February 29, 1996                                          111,667,000       9,362,000      9,480,000        91,804,000
   Net income for the year                                             16,465,000                                       16,465,000
   Cost of 306,900 shares of common stock purchased for treasury       (4,560,000)
   Cash dividends declared -- $.48 per share                           (6,272,000)                                      (6,272,000)
   Proceeds from issuance of 38,720 shares of common stock
      upon exercise of nonqualified stock options                         295,000                        (60,000)
   Tax benefit on nonqualified stock options                              107,000                        107,000
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          129,000
   Translation adjustment for the year                                 (4,787,000)
                                                                    -------------     -----------    -----------     -------------
Balance at February 28, 1997                                          113,044,000       9,362,000      9,527,000       101,997,000
   Net income for the year                                             21,020,000                                       21,020,000
   Cost of 298,600 shares of common stock purchased for treasury       (5,454,000)
   Cash dividends declared -- $.52 per share                           (6,597,000)                                      (6,597,000)
   Proceeds from issuance of 70,678 shares of common stock
      upon exercise of nonqualified stock options                         535,000                         93,000
   Tax benefit on nonqualified stock options exercised                    290,000                        290,000
   Common shares distributed for three for two stock split                              4,680,000     (4,680,000)
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          227,000
   Translation adjustment for the year                                 (1,133,000)
                                                                    -------------     -----------    -----------     -------------
Balance at February 28, 1998                                        $ 121,932,000     $14,042,000    $ 5,230,000     $ 116,420,000
                                                                    =============     ===========    ===========     =============

                                                                       Unrealized
                                                                       Holding Gains
                                                                       (Losses) on
                                                                       Investments          Cost of          Cumulative
                                                                      Available-for-         Treasury        Translation
                                                                    Sale, Net of Tax         Stock            Adjustment
                                                                    ----------------         -----            ----------
Balance at February 28, 1995                                          $  (229,000)        $ (8,402,000)      $ 9,774,000
   Net income for the year
   Cost of 22,500 shares of common stock purchased for treasury                               (346,000)
   Cash dividends declared -- $.41 per share
   Proceeds from issuance of 38,762 shares of common stock
      upon exercise of nonqualified stock options                                              384,000
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          421,000
   Translation adjustment for the year                                                                          (581,000)
                                                                      -----------         ------------       -----------
Balance at February 29, 1996                                              192,000           (8,364,000)        9,193,000
   Net income for the year
   Cost of 306,900 shares of common stock purchased for treasury                            (4,560,000)
   Cash dividends declared -- $.48 per share
   Proceeds from issuance of 38,720 shares of common stock
      upon exercise of nonqualified stock options                                              355,000
   Tax benefit on nonqualified stock options
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          129,000
   Translation adjustment for the year                                                                        (4,787,000)
                                                                      -----------         ------------       -----------
Balance at February 28, 1997                                              321,000          (12,569,000)        4,406,000
   Net income for the year
   Cost of 298,600 shares of common stock purchased for treasury                            (5,454,000)
   Cash dividends declared -- $.52 per share
   Proceeds from issuance of 70,678 shares of common stock
      upon exercise of nonqualified stock options                                              442,000
   Tax benefit on nonqualified stock options exercised
   Common shares distributed for three for two stock split
   Unrealized holding gains on investments available-for-sale,
      net of tax                                                          227,000
   Translation adjustment for the year                                                                        (1,133,000)
                                                                      -----------         ------------       -----------
Balance at February 28, 1998                                          $   548,000         $(17,581,000)      $ 3,273,000
                                                                      ===========         ============       ===========


See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                    YEAR ENDED
                                                                            FEBRUARY 28,                  FEBRUARY 29,
                                                                    1998                 1997                 1996
                                                                ------------         ------------         ------------
OPERATING ACTIVITIES
Net income                                                      $ 21,020,000         $ 16,465,000         $ 15,595,000
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                 5,501,000            4,461,000            3,841,000
     Provision for bad debts                                       1,476,000              343,000              973,000
     Dividends received (net of) in excess of equity in
       earnings of unconsolidated affiliates                        (276,000)             281,000              167,000
     Deferred income taxes                                          (125,000)             266,000             (169,000)
     Minority interests                                            1,901,000            1,565,000            1,383,000
     Gain on sales of investments
       available-for-sale                                            (45,000)             (57,000)             (54,000)
     Changes in operating assets and liabilities:
        Receivables                                              (15,201,000)          (7,166,000)          (8,595,000)
        Inventories                                               (2,975,000)          (1,409,000)          (2,881,000)
        Other current assets                                         662,000             (903,000)             663,000
        Other receivables                                             28,000           (1,223,000)             182,000
        Accounts payable                                           6,820,000            1,431,000            5,665,000
        Accrued expenses and other liabilities                     2,859,000            1,676,000            1,935,000
        Income taxes payable                                       2,944,000            1,714,000            1,960,000
        Other assets                                                (225,000)           1,262,000             (890,000)
                                                                ------------         ------------         ------------
Net cash provided by operating activities                         24,364,000           18,706,000           19,775,000

INVESTING ACTIVITIES
Purchases of property, plant, and equipment
   and patents                                                   (13,103,000)          (9,698,000)         (15,366,000)
Proceeds from sales of property, plant and equipment
                                                                     208,000              110,000              139,000
Purchases of investments available-for-sale                         (224,000)          (4,886,000)          (5,576,000)
Proceeds from sales of investments available-
   for-sale                                                        6,889,000            4,814,000            7,807,000
Purchases of investments held-to-maturity                        (16,469,000)         (11,014,000)          (9,434,000)
Redemptions of investments held-to-maturity                       13,038,000            6,294,000           18,010,000
Purchase of minority interest                                             --             (758,000)            (552,000)
Other                                                               (878,000)            (100,000)             151,000
                                                                ------------         ------------         ------------
Net cash used in investing activities                            (10,539,000)         (15,238,000)          (4,821,000)

                         LeaRonal, Inc. and Subsidiaries

                                                                                    YEAR ENDED
                                                                          FEBRUARY 28,                    FEBRUARY 29,
                                                                   1998                 1997                 1996
                                                               ------------         ------------         ------------

FINANCING ACTIVITIES
Dividends paid                                                 $ (6,597,000)        $ (6,272,000)        $ (5,466,000)
Dividends paid to minority shareholders                            (304,000)            (201,000)            (468,000)
Purchases of treasury stock                                      (5,454,000)          (4,560,000)            (346,000)
Proceeds from debt                                                  574,000            1,000,000            3,491,000
Payments on debt obligations                                       (837,000)            (873,000)            (371,000)
Proceeds from exercise of stock options                             535,000              295,000              255,000
                                                               ------------         ------------         ------------
Net cash used in financing activities                           (12,083,000)         (10,611,000)          (2,905,000)

Effect of exchange rate changes on cash and cash
   equivalents                                                     (206,000)          (1,451,000)             (99,000)
                                                               ------------         ------------         ------------
Increase (decrease) in cash and cash equivalents                  1,536,000           (8,594,000)          11,950,000
Cash and cash equivalents at beginning of year                   18,117,000           26,711,000           14,761,000
                                                               ------------         ------------         ------------
Cash and cash equivalents at end of year                       $ 19,653,000         $ 18,117,000         $ 26,711,000
                                                               ============         ============         ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
   Interest                                                    $    632,000         $    436,000         $    277,000
                                                               ============         ============         ============
   Income taxes                                                $  5,491,000         $  4,562,000         $  6,016,000
                                                               ============         ============         ============


See accompanying notes.

                         LeaRonal, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 28, 1998


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

INVESTMENTS IN DEBT AND EQUITY SECURITIES

The Company has evaluated its investment policies in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and determined that all of its investment securities, except bank time deposits, are classified as available-for-sale. Bank time deposits with maturities of more than three months when purchased are classified as held-to-maturity. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity investments are securities the Company has the positive intent and ability to hold to maturity. Held-to-maturity investments are stated at cost. Available-for-sale investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, and losses in value judged to be other than temporary on available-for-sale investments, are included in other income. The cost of securities sold is based on the specific identification method.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which the Company adopted effective March 1, 1996.

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 had no impact on the Company's financial statements.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

INVENTORIES

Domestic gold and silver inventories are carried at the lower of cost (last-in, first-out ("LIFO") method) or market, which represent 21% and 24% of total inventory at February 28, 1998 and 1997, respectively. All other inventories are carried at the lower of cost (first-in, first-out ("FIFO") method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at February 28, 1998 and 1997 would have been $2,042,000 and $3,425,000 higher, respectively.

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

CONCENTRATION OF CREDIT RISK

The Company and its subsidiaries sell specialty chemical additives worldwide to customers in the connector, printed circuit board, semiconductor and industrial metal finishing industries. Some of the Company's electroplating process sales include precious metal content. Receivables from precious metal customers represent a significant percentage of the Company's outstanding receivable balance at year end. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days or less for precious metal sales and 60 days for other products for sales in the United States and Europe. Sales to customers in Asia are generally made on 90 to 120 day payment basis. In the past, credit losses have not been significant and management believes credit policies are adequate.

The Company has a money market account totaling $5,535,000 managed by a major U.S. brokerage company.

REVENUE RECOGNITION

Sales and related costs of sales are included in income when goods are shipped or services are rendered to the customer.

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because Statement 131 is not required to be

                         LeaRonal, Inc. and Subsidiaries

1. BUSINESS DESCRIPTION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with Statement 131 until its 1999 annual report, at which time it will restate prior years' segment disclosures to conform to Statement 131. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it will present the interim disclosures required by Statement 131 for both fiscal 2000 and 1999.

The Company is currently evaluating what operating segments of its business trigger the disclosure requirements under Statement 131 and believes the required disclosure will be made at the end of fiscal 1999.

2. EARNINGS PER SHARE

In 1997, FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share. Years prior to fiscal 1998 have been restated for the 3 for 2 stock split effective August 19, 1997 (See Note 6):

                                                          1998                1997               1996
                                                       -----------        -----------        -----------
Numerator:
   Net income                                          $21,020,000        $16,465,000        $15,595,000
                                                       -----------        -----------        -----------
Denominator:
   Denominator for basic earnings per share --
     weighted-average shares                            12,792,280         13,064,973         13,222,979
Effect of dilutive securities:
   Employee stock options                                  271,047            226,683            207,774
                                                       -----------        -----------        -----------
 Denominator for diluted earnings per share --
   adjusted weighted average shares and assumed
   conversions                                          13,063,327         13,291,656         13,430,748
                                                       ===========        ===========        ===========
 Net income per share                                  $      1.64        $      1.26        $      1.18
                                                       ===========        ===========        ===========
 Net income per share -- assuming dilution             $      1.61        $      1.24        $      1.16
                                                       ===========        ===========        ===========

                        LeaRonal, Inc. and Subsidiaries

3. INVESTMENTS

The following is a summary of investments available-for-sale:

                                                GROSS
                                               UNREALIZED    ESTIMATED
                                    COST         GAINS       FAIR VALUE
                                    -----------------------------------
                                            (In thousands)
      FEBRUARY 28, 1998
         Mutual funds               $  577        $  254        $  831
         Foreign bonds               1,067            15         1,082
         Equity securities             373           448           821
                                    ------        ------        ------
                                    $2,017        $  717        $2,734
                                    ======        ======        ======
      FEBRUARY 28, 1997
         U.S. Treasury Bonds        $5,468        $    6        $5,474
         Mutual funds                  659           229           888
         Foreign bonds                 960            23           983
         Equity securities             401           158           559
                                    ------        ------        ------
                                    $7,488        $  416        $7,904
                                    ======        ======        ======

Gross realized gains on sales of investments available-for-sale totaled $64,000, $70,000 and $76,000, and gross realized losses totaled $19,000, $13,000 and $22,000 for the years ended February 28, 1998 and 1997 and February 29, 1996, respectively.

The amortized cost and fair value of investments available-for-sale at February 28, 1998, by contractual maturity, are shown below:

                                                                       ESTIMATED
                                                         COST          FAIR VALUE
                                                        -------------------------
                                                            (In thousands)
      Due in one year or less                           $  137            $  139
      Due after one year through three years                51                52
      Due after three years                                879               891
                                                        ------            ------
                                                         1,067             1,082
      Equity securities and mutual funds                   950             1,652
                                                        ------            ------
                                                        $2,017            $2,734
                                                        ======            ======

                        LeaRonal, Inc. and Subsidiaries

3. INVESTMENTS (CONTINUED)

Investments held-to-maturity at February 28, 1998 and 1997 consisted entirely of bank time deposits with maturities between four months and one year. There were no realized or unrealized gains or losses on investments held-to-maturity in fiscal 1998, 1997 and 1996.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                      FEBRUARY 28,
                                                                 1998              1997
                                                                ------            ------
                                                                    (In thousands)
   Deferred tax liabilities:
      Tax over book depreciation                                $1,548            $1,390
      Undistributed earnings of foreign subsidiaries               735               550
      Other -- net                                                 181               217
                                                                ------            ------
   Total deferred tax liabilities                                2,464             2,157

   Deferred tax assets:
      Bad debt allowance                                           398               250
      Inventory                                                    893               691
      Other                                                        177               170
                                                                ------            ------
   Total deferred tax assets                                     1,468             1,111
                                                                ------            ------
   Net deferred tax liabilities                                 $  996            $1,046
                                                                ======            ======

                        LeaRonal, Inc. and Subsidiaries

4. INCOME TAXES (CONTINUED)

The reconciliation of the difference between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows for the three years ended February 28, 1998 and 1997 and February 29, 1996:

                                                                  1998                1997                1996
                                                                --------             -------             -------
                                                                                  (In thousands)
   Computed tax expense                                         $ 10,235             $ 8,019             $ 8,068
   State and local taxes, net of Federal tax benefit                 244                 148                 279
   Equity in earnings of unconsolidated affiliates                  (289)               (330)               (338)
   Minority interest                                                 646                 532                 471
   Effect of lower foreign tax rates                              (2,009)             (1,465)               (241)
   Reduction in German income taxes as a result
      of dividend distribution                                      (114)               (137)               (121)
   Other                                                             372                 353                  16
                                                                --------             -------             -------
                                                                $  9,084             $ 7,120             $ 8,134
                                                                ========             =======             =======

Undistributed earnings of the Company's foreign subsidiaries amounted to $64,081,000 at February 28, 1998, of which approximately $55,556,000 are considered to be permanently reinvested. No provision for U.S. federal and state income taxes has been provided on the amount considered to be permanently reinvested. Should those earnings be distributed, the Company might be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation.

5. LONG-TERM DEBT

                                           FEBRUARY 28
                                     1998                  1997
                                   ----------            ----------
   Term loans                      $3,055,000            $3,739,000
   Other                              108,000               268,000
                                   ----------            ----------
                                    3,163,000             4,007,000
   Less current portion               741,000               855,000
                                   ----------            ----------
                                   $2,422,000            $3,152,000
                                   ==========            ==========

                        LeaRonal, Inc. and Subsidiaries

5. LONG-TERM DEBT (CONTINUED)

In September 1995, LeaRonal Asia entered into a term loan agreement with the Bank of America (Asia) Ltd. for $3,491,000. The loan is payable in monthly principal installments of $42,000 through August 2002, with a final payment of $5,000 due September 2002. Interest is payable monthly at 2% above the Bank of America (Asia) Ltd. one month HIBOR (7.268% at February 28, 1998) on the outstanding loan balance. The loan is collateralized by a building, located in Hong Kong, with a carrying value of $5,424,000 at February 28, 1998.

During January 1997 the Company entered into a term loan agreement with The Chase Manhattan Bank for $1,000,000 payable in sixty monthly installments of $16,667 with final payment due December 31, 2001. The interest rate is fixed at 7.33% for the life of the loan.

The carrying amounts of the Company's outstanding indebtedness approximate their fair market value at February 28, 1998.

Future annual maturities of all outstanding long - term debt amount to $741,000 -- 1999; $738,000 -- 2000; $742,000 -- 2001; $687,000 -- 2002 and $255,000 --
2003.

6. STOCKHOLDERS' EQUITY

On July 15, 1997, the Board of Directors declared a three-for-two stock split in the form of a dividend distributed on August 19, 1997 to shareholders of record on July 29, 1997. The dividend distribution increased the number of shares outstanding from 9,362,000 to 14,042,000. The amount of $4,680,000 was transferred from the additional paid-in capital account to the common stock account to record this dividend distribution. Dividends per share, stock options and prices at which options are exercisable have been computed giving retrospective effect, where applicable to the three-for-two stock split. In January 1998, the Board of Directors proposed the number of authorized common shares be increased from 15 million to 35 million, subject to shareholder approval in July 1998.

In July 1990, the Company adopted the 1990 Nonqualified Stock Option Plan for key employees, officers and directors of the Company. Those persons who own 5% or more of the Company's outstanding common stock are ineligible. Under this Plan, the Company can grant options for the purchase of an aggregate of 600,000 shares of common stock of the Company at not less than fair market value at the date of grant. No option may be granted after May 31, 2000. The options expire ten years after the date of grant. Options are exercisable in

                        LeaRonal, Inc. and Subsidiaries

6. STOCKHOLDERS' EQUITY (CONTINUED)

their entirety or in part from time to time provided that no more than 25% of the options granted can be exercised in any twelve-month period. At February 28, 1998, there were 4,973 shares available for granting of future options.

In January 1996, the Company adopted the LeaRonal, Inc. 1996 Long Term Incentive Plan (the "Plan") for key employees and officers of the Company. The Plan, which is administered by a Committee consisting of outside Directors, is authorized to grant stock options, stock appreciation rights, restricted stock and/or long-term performance awards. The maximum number of shares of the Company's common stock available for grant awards under the Plan is 1,200,000. The options may be granted at not less than 100% of the fair market value of the Company's common stock at the date of grant. The options may not be exercised sooner than the fifth anniversary from the date of grant, or later than the tenth anniversary from the date of grant. Common stock acquired pursuant to the exercise of options must be held at least two years from the date of exercise.

The Company has elected to continue to comply with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because the alternate fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized in connection with the grant of stock options under the Company's stock option programs.

In accordance with SFAS No. 123, pro forma information regarding net income and income per common share (Basic and Dilutive) has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998 and 1997 (no stock options were granted during fiscal 1996):

                                                                 1998               1997
                                                                ------             ------
   Risk free interest rate                                         6.5%               6.5%
   Expected dividend yield                                         2.3%               3.0%
   Volatility factor of expected market price of the
     Company's common stock                                         22%                25%
   Weighted-average expected life of option                     7 YEARS            7 years

                        LeaRonal, Inc. and Subsidiaries

6. STOCKHOLDERS' EQUITY (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for the two years ended February 28, 1998 are as follows (in thousands):

                                                                 FEBRUARY 28
                                                             1998                  1997
                                                           ----------            ----------
   Net income                                              $   20,585            $   16,092
   Net income per share:
      Net income per share                                 $     1.61            $     1.23
      Net income per share -- assuming dilution            $     1.58            $     1.21

Information with respect to options during the three years ended February 28, 1998 under SFAS No. 123 is as follows:

                                                           1998                          1997                       1996
                                                  ----------------------        ----------------------        --------------------
                                                                 WEIGHTED                     WEIGHTED                    WEIGHTED
                                                                 AVERAGE                      AVERAGE                      AVERAGE
                                                                EXERCISE                      EXERCISE                     EXERCISE
                                                   OPTIONS        PRICE          OPTIONS        PRICE         OPTIONS        PRICE
                                                  ---------       ------        ---------       ------        -------       ------
   Options outstanding -- beginning of year       1,175,206       $13.48          503,579       $ 8.85        551,625       $ 8.65
   Options granted -- nonqualified plans             12,427        18.36          712,500        16.33
   Options exercised                                (70,678)       (7.56)         (38,720)       (7.61)       (38,761)       (6.59)
   Options cancelled and expired                     (4,973)       (7.98)          (2,153)       (9.95)        (9,285)       (6.68)
                                                  ---------       ------        ---------       ------        -------       ------
   Options outstanding -- end of year             1,111,982       $13.85        1,175,206       $13.48        503,579       $ 8.85
                                                 ==========       ======       ==========       ======       ========       ======
   Options exercisable at end of year               127,560       $ 9.10          144,092       $ 8.54        144,795       $ 8.55
                                                 ==========       ======       ==========       ======       ========       ======

Weighted average fair value of
  options granted during the year                $     5.38                    $     4.53
                                                 ==========                    ==========

                        LeaRonal, Inc. and Subsidiaries

6. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices for options outstanding as of February 28, 1998 were as follows:

         NUMBER OF OPTIONS              OPTIONS        RANGE OF EXERCISE
          OUTSTANDING AT             EXERCISABLE AT         PRICES
           END OF YEAR                END OF YEAR
         -----------------           --------------    ------------------
             271,323                     91,595         $6.167 -- $9.25
             115,857                     32,860         $11.417
             718,500                      1,500         $15.00 -- $16.333
               6,302                      1,605         $21.50
           ---------                    -------
           1,111,982                    127,560
           =========                    =======

The weighted average remaining contractual life of those options is 7 years.

In May 1997, the Board of Directors of the Company authorized the purchase of up to an aggregate of 750,000 shares of the Company's common stock. As of February 28, 1998, the Company has purchased a total of 162,550 shares for approximately $3,407,024 under this authorization.

Retained earnings at February 28, 1998 includes $71,526,000 related to the undistributed earnings of foreign subsidiaries and affiliates, of which $7,445,000 relates to unconsolidated affiliates.

7. DOMESTIC AND FOREIGN OPERATIONS

The Company and its consolidated subsidiaries are in the business of the development, production, sale and distribution of a varied group of electroplating processes and chemical additives to industrial users throughout the United States (Domestic), Europe and Asia.

                        LeaRonal, Inc. and Subsidiaries

7. DOMESTIC AND FOREIGN OPERATIONS (CONTINUED)

Information as to the Company's operations by geographic area for the three years ended February 28, 1998 and 1997 and February 29, 1996 is summarized below:

                              DOMESTIC         EUROPE           ASIA         ELIMINATIONS       COMBINED
                              --------         ------           ----         ------------       --------
FISCAL 1998
Revenue                     $128,225,000   $ 90,068,000    $ 57,634,000      $(32,098,000)    $243,829,000
Operating profit               7,540,000     17,389,000       7,313,000          (715,000)      31,527,000
Identifiable assets           52,974,000     78,165,000      42,925,000       (12,231,000)     161,833,000
Total liabilities              8,399,000     27,332,000      25,608,000       (12,231,000)      49,108,000

FISCAL 1997
Revenue                     $109,002,000   $ 86,917,000    $ 46,085,000      $(27,873,000)    $214,131,000
Operating profit               2,999,000     17,089,000       5,172,000          (616,000)      24,644,000
Identifiable assets           51,952,000     66,225,000      37,555,000       (13,839,000)     141,893,000
Total liabilities              6,366,000     21,757,000      23,937,000       (13,839,000)      38,221,000

FISCAL 1996
Revenue                     $110,719,000   $ 94,806,000    $ 36,653,000      $ (26,400,000)   $215,778,000
Operating profit               6,096,000     14,809,000       3,967,000           (479,000)     24,393,000
Identifiable assets           57,386,000     60,209,000      27,992,000        (10,690,000)    134,897,000
Total liabilities              7,768,000     18,663,000      18,290,000        (10,690,000)     34,031,000

Revenue is net sales, interest and other income less equity in the earnings of unconsolidated affiliates. Transfers between geographic areas are accounted for at prices comparable to unaffiliated customer sales. Operating profit is revenue less operating expenses, excluding interest expense and minority interest. Identifiable assets are total assets less investment in unconsolidated affiliates.

Amounts due from unconsolidated affiliates, included in receivables, were $1,238,000 at February 28, 1998 and $780,000 at February 28, 1997. Revenue
includes sales to unconsolidated affiliates totaling approximately $2,725,000, $2,557,000 and $3,723,000 in fiscal 1998, 1997 and 1996, respectively. Domestic revenue includes export sales to unaffiliated customers of $1,704,000, $953,000 and $1,598,000 in fiscal 1998, 1997 and 1996, respectively. There were no sales to any one customer in excess of 10% of net sales in fiscal 1998, 1997 and 1996.

                        LeaRonal, Inc. and Subsidiaries

7. DOMESTIC AND FOREIGN OPERATIONS (CONTINUED)

Summarized financial information reflecting the total operations for the Company's Italian and Japanese 50% owned unconsolidated affiliates (Elga Ronal and LeaRonal Japan) accounted for by the equity method is as follows:

                                                           FEBRUARY 28,             FEBRUARY 29,
                                                      1998             1997             1996
                                                   -----------      -----------      -----------
      Current assets                               $26,866,000      $26,177,000      $28,558,000
      Property, plant and equipment and other
         assets                                      7,918,000        7,090,000        6,773,000
      Current liabilities                           16,174,000       14,983,000       14,452,000
      Long-term debt                                   829,000          747,000        1,225,000
      Net sales                                     37,837,000       36,931,000       34,002,000
      Gross profit                                  14,086,000       14,628,000       14,898,000
      Net income                                     2,214,000        1,870,000        2,086,000

LeaRonal AG enters into forward exchange contracts to hedge a portion of its U.S. dollar denominated assets. Changes in the value of these contracts due to currency movement offset the foreign exchange gains and losses of its net U.S. dollar denominated assets they are hedging. At February 28, 1998, LeaRonal AG had open forward foreign exchange contracts totaling $9,900,000.

8. LINES OF CREDIT

The Company has unsecured line of credit arrangements (reviewed annually) with domestic banks under which it may borrow, at the option of the banks, up to $15,000,000 at or below the banks' prime interest rates.

                        LeaRonal, Inc. and Subsidiaries

9. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                            NET INCOME
                                                                                           PER SHARE --
                                                  NET           COST OF          NET         ASSUMING
THREE MONTHS ENDED                               SALES           SALES         INCOME        DILUTION
--------------------------------------------------------------------------------------------------------
                                                        (In thousands except per share figures)
FISCAL 1998
May 31                                         $    59,741     $    42,870     $  4,779        $ .37
August 31                                           61,393          44,932        4,177          .32
November 30                                         62,155          42,459        5,875          .45
February 28                                         58,408          37,643        6,189          .47
                                               -----------     -----------    ---------        -----
                                               $   241,697     $   167,904    $  21,020        $1.61
                                               ===========     ===========    =========        =====

FISCAL 1997
May 31                                         $    51,783     $    37,399     $  3,281        $ .24
August 31                                           51,397          37,310        3,501          .26
November 30                                         55,396          39,682        4,569          .35
February 28                                         51,682          34,481        5,114          .39
                                               -----------     -----------    ---------        -----
                                               $   210,258     $   148,872    $  16,465        $1.24
                                               ===========     ===========    =========        =====

10. OTHER INCOME

Other income for the three years ended February 28, 1998 and 1997 and February 29, 1996 consists of the following:

                                                               1998             1997             1996
                                                           -----------       ----------      -----------
      Royalty and commission income                        $ 1,999,000       $1,932,000      $ 2,004,000
      Dividend income                                           57,000           95,000           79,000
      Realized gains on investment transactions, net            52,000           57,000           54,000
      Equity in earnings of unconsolidated affiliates        1,079,000          971,000          995,000
      Foreign currency (losses) gains                       (1,473,000)         144,000          (31,000)
      Other -- net                                             145,000          271,000          159,000
                                                           -----------       ----------      -----------
                                                           $ 1,859,000       $3,470,000      $ 3,260,000
                                                           ===========       ==========      ===========

Royalty and commission income includes royalties from an unconsolidated affiliate of $1,642,000 (1998), $1,461,000 (1997) and $1,576,000 (1996).

                Schedule II -- Valuation and Qualifying Accounts

                         LeaRonal, Inc. and Subsidiaries

-------------------------------------------------------------------------------------------------------------
               COL. A                    COL. B               COL. C                COL. D        COL. E
-------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                    ----------------------------
                                                         (1)           (2)
                                                      Additions     Charged to
                                       Balance at     charged to      other       Other changes-  Balance at
                                       beginning      costs and     accounts --    deductions-      end of
         DESCRIPTION                   of period       expenses      describe      describe         period
-------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Deducted from asset accounts:

    Year ended February 28, 1998       $2,589,000      $1,476,000                   $552,000(a)   $3,513,000
                                     ========================================================================

    Year ended February 28, 1997       $2,485,000      $ 343,000                    $239,000(a)   $2,589,000
                                     ========================================================================

    Year ended February 29, 1996       $1,673,000      $ 973,000                    $161,000 (a)  $2,485,000
                                     ========================================================================

(a) Write-off of uncollectible accounts.

                                  EXHIBIT INDEX



21    Subsidiaries

27    Financial Data Schedule