Form 10-Q
period 1998-05-31
LEARONAL INC
filed 1998-07-15
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended May 31, 1998

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

                                 Yes /X/ No / /

As of July 13, 1998, 12,621,635 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at May 31, 1998
         (Unaudited) and February 28, 1998                                     3

         Condensed Consolidated Statements of Income for the Three
         Months Ended May 31, 1998 and 1997 (Unaudited)                        4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended May 31, 1998 and 1997 (Unaudited)                  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                     12

         Signatures                                                           12

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 May 31, 1998     Feb. 28, 1998
                                                                   ---------        ---------
                                                                  (Unaudited)         (Note)
ASSETS                                                                    (in thousands)
Current Assets:
    Cash and cash equivalents                                      $  20,267        $  19,653
    Investments available-for-sale                                     2,788            2,734
    Investments held-to-maturity                                       9,443            8,871
    Receivables, less allowances                                      49,771           52,228
    Inventories                                                       26,973           28,406
    Deferred tax assets                                                1,466            1,468
    Other current assets                                               3,098            2,233
                                                                   ---------        ---------
TOTAL CURRENT ASSETS                                                 113,806          115,593

Investments in unconsolidated affiliates                               8,804            9,207

Property, plant and equipment                                         71,782           69,749
Less accumulated depreciation                                        (30,763)         (29,257)
                                                                   ---------        ---------
                                                                      41,019           40,492
Patents at cost, less amortization                                       591              585
Other assets                                                           4,991            5,163
                                                                   ---------        ---------
TOTAL ASSETS                                                       $ 169,211        $ 171,040
                                                                   =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Dividend payable                                               $   1,766        $      --
    Accounts payable                                                  14,179           16,538
    Accrued expenses and other liabilities                            11,605           11,738
    Income taxes                                                       8,394            8,221
    Current portion of long-term debt                                    733              741
                                                                   ---------        ---------
TOTAL CURRENT LIABILITIES                                             36,677           37,238

Long-term debt, less current portion                                   2,233            2,422
Deferred tax liabilities                                               2,449            2,464
Minority interests                                                     7,425            6,984
Stockholders' Equity:
    Common stock, par value $1 per share - authorized
      15,000,000 shares, issued 14,042,201 shares
      including 1,429,536 shares at May 31, 1998 and
      1,318,151 shares at February 28, 1998 held in treasury          14,042           14,042
    Additional paid-in capital                                         5,381            5,230
    Retained earnings                                                119,312          116,420
    Unrealized holding gains on investments                              529              548
    Cost of common stock in treasury                                 (21,146)         (17,581)
    Cumulative translation adjustment                                  2,309            3,273
                                                                   ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                           120,427          121,932
                                                                   ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 169,211        $ 171,040
                                                                   =========        =========

Note: The balance sheet at February 28, 1998 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended
                                                              May 31
                                                      ---------------------
                                                       1998          1997
                                                      -------       -------
                                                 (in thousands - except share data)
Net sales                                             $58,956       $59,741
Interest income                                           333           347
Other income - net                                        755           723
                                                      -------       -------
                                                       60,044        60,811
Costs and expenses:
    Cost of sales                                      41,377        42,870
    Selling, general and administrative                10,620         9,534
    Research and development                            1,105           936
    Interest                                              104           136
    Minority interests                                    434           519
                                                      -------       -------
Total costs and expenses                               53,640        53,995

Income before income taxes                              6,404         6,816

Income taxes                                            1,746         2,037
                                                      -------       -------
NET INCOME                                            $ 4,658       $ 4,779
                                                      =======       =======

Net income per common share                           $   .37       $   .37
                                                      =======       =======
Net income per common share - assuming dilution       $   .36       $   .37
                                                      =======       =======

See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       May 31
                                                                ----------------------
                                                                 1998           1997
                                                                -------        -------
                                                                    (in thousands)
OPERATING ACTIVITIES
    Net income                                                  $ 4,658        $ 4,779
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                             1,433          1,289
        Provision for bad debts                                      82            160
        Equity in earnings of unconsolidated affiliates            (277)          (255)
        Deferred income taxes                                        (5)          (218)
        Minority interests                                          434            519
        Gain on sale of investments available-for-sale             (106)           (36)
    Changes in operating assets and liabilities:
        Receivables                                               3,292         (4,904)
        Inventories                                               1,516         (1,063)
        Other current assets                                       (806)          (621)
        Other receivables                                           (51)          (249)
        Accounts payable                                         (2,825)         4,510
        Accrued expenses and other liabilities                      151           (638)
        Income taxes payable                                       (167)         1,587
        Other                                                      (276)           292
                                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,053          5,152

INVESTING ACTIVITIES
    Purchases of property, plant and equipment (net)             (2,041)        (2,715)
    Proceeds from sales of investments available-for-sale           238          4,653
    Purchases of investments available-for-sale                    (233)           (74)
    Purchases of investments held-to-maturity                    (5,366)        (4,000)
    Redemption of investments held-to-maturity                    4,696          4,000
                                                                -------        -------

NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                            (2,706)         1,864

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                   Three Months Ended
                                                                         May 31
                                                                --------        --------
                                                                  1998            1997
                                                                --------        --------
                                                                            (in thousands)
FINANCING ACTIVITIES
    Purchases of treasury stock                                 $ (3,666)       $ (2,279)
    Payments on debt obligations                                    (202)           (230)
    Proceeds from exercise of stock options                          157              62
                                                                --------        --------
NET CASH USED IN FINANCING ACTIVITIES                             (3,711)         (2,447)

Effect of exchange rate changes on cash and
    cash equivalents                                                 (22)            242
                                                                --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                                614           4,811
Cash and cash equivalents at beginning of the year                19,653          18,117
                                                                --------        --------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                           $ 20,267        $ 22,928
                                                                ========        ========

SUPPLEMENTAL DISCLOSURES

    Cash paid during the period for:
        Interest                                                $     99        $    115
        Income taxes                                               1,426             654

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1998 annual report to shareholders. The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share. The May 1997 period has been restated for the 3 for 2 stock split effective August 19, 1997. Earnings per share for the three months ended May 31 are as follows:

                                                      1998               1997
                                                   -----------       -----------
Numerator for basic and
  diluted earnings per share - net income          $ 4,658,000       $ 4,779,000
                                                   -----------       -----------
Denominator:
  Denominator for basic earnings per share -
    weighted average shares                         12,649,255        12,879,579

Effect of dilutive securities:
   Employee stock options                              375,457           129,978
                                                   -----------       -----------
Denominator for diluted earnings
  per share - adjusted weighted average
  shares and assumed conversions                    13,024,712        13,009,557
                                                   ===========       ===========
Net income per share                               $       .37       $       .37
                                                   ===========       ===========
Net income per share - assuming dilution           $       .36       $       .37
                                                   ===========       ===========

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - INVENTORIES

         Inventories consist of the following:

                                             May 31, 1998           Feb. 28, 1998
                                             -----------             -----------
Raw materials                                $13,315,000             $12,772,000
Finished goods                                13,658,000              15,634,000
                                             -----------             -----------
                                             $26,973,000             $28,406,000
                                             ===========             ===========

         Domestic gold and silver inventories as of May 31, 1998 and 1997 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at May 31, 1998 and February 28, 1998 would have been $2,231,000 and $2,042,000 higher, respectively.

NOTE D - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the three months ended May 31. (The May 1997 period has been restated for the 3 for 2 stock split effective August 19, 1997):

                                                     1998                1997
                                                 -----------         -----------
Dividends declared                                       May                 May
Dividends paid                                          June                June
Dividends per common share                       $      0.14         $      0.13
Number of outstanding shares
  on which dividend was declared                  12,613,557          12,812,357
Amount of dividends                              $ 1,765,898         $ 1,622,898

NOTE E - OTHER INCOME

Other income consists of the following for the three months ended May 31:

                                                     1998                1997
                                                  ---------           ---------
Royalty and commission income                     $ 486,000           $ 488,000
Equity in earnings of
   unconsolidated affiliates                        277,000             255,000
Foreign currency losses                            (188,000)           (124,000)
Investment income and other                         180,000             104,000
                                                  ---------           ---------
                                                  $ 755,000           $ 723,000
                                                  =========           =========

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE F - COMPREHENSIVE INCOME

As of March 1, 1998, the Company adopted Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

The components of comprehensive income, net of related tax, for the three months ended May 31 are as follows:

                                                      1998                1997
                                                  -----------        -----------
Net income as reported                            $ 4,658,000        $ 4,779,000
  Unrealized (losses) gains on securities             (19,000)            18,000
  Foreign currency translation adjustment            (964,000)         1,198,000
                                                  -----------        -----------
Comprehensive income                              $ 3,675,000        $ 5,995,000
                                                  ===========        ===========

NOTE G - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1999 annual report, at which time it will restate prior years' segment disclosures to conform to SFAS No. 131. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999.

The Company is currently evaluating what operating segments of its business trigger the disclosure requirements under SFAS No. 131 and believes the required disclosure will be made at the end of fiscal 1999.

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended May 31, 1998 and May 31, 1997

         Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $1,615,000 or 5% to $33,638,000 in the May 1998 quarter, from $32,023,000 in the May 1997 quarter. Process sales increased 7% in Asia and approximately 4% in the United States and Europe in the May 1998 quarter. In the May 1997 quarter, process sales increased 23% from the May 1996 quarter, primarily from a 40% increase in process sales in Asia and a 25% increase in process sales in the United States. The lower sales growth in Asia in the May 1998 quarter is due to a downturn in certain Asian economies related to the devaluation of foreign currencies during the second half of 1997. Additionally, during the quarter ended May 1998 and continuing through June 1998, there has been a reduction in demand for electronic components on a worldwide basis. This environment is expected to continue for the next several quarters. Precious metal content and other sales totaled $25,318,000 in the May 1998 quarter, a decrease of $2,400,000 or 9% from $27,718,000 in the May 1997 quarter primarily due to decreased precious metal content sales volume in the United States and lower gold metal prices. The average gold price per troy ounce for the May 1998 and May 1997 quarters were $301 and $347, respectively.

         Cost of sales decreased $1,493,000 in the May 1998 quarter. The decrease was principally due to decreased precious metal sales. The May 1998 quarter reflects increased gross profits of $708,000 or 4%, as well as an increase in the Company's overall gross profit percentage from 28.2% to 29.8%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales. Unit margins for certain processes for the printed circuit industry continued to erode in the 1998 quarter due to the competitive environment and pressures asserted by end use customers.

         Selling, general, and administrative expenses increased $1,086,000 or 11% in the May 1998 quarter. The increases occurred principally in the United States and Asia as the Company has added sales and technical personnel to support new products and the increased demand from customers for technical services.

         Research and development expenses increased $169,000 or 18% to $1,105,000 in the May, 1998 quarter from $936,000 in the May 1997 quarter. The increase is primarily due to increased personnel costs and is expected to be at these levels for the remainder of the fiscal year.

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The effective income tax rate decreased in the May 1998 quarter to 27% from 30% in the May 1997 quarter. This is principally due to an increase in earnings at the Company's foreign subsidiaries which are taxed at lower rates than the Company's domestic operations.

         Net income decreased $121,000 or 3% in the May 1998 quarter, primarily due to increased selling, general and administrative expenses, principally offset by increased gross profits from increased process sales and lower effective income tax rates.

         At May 31, 1998, the Company had working capital of $77,129,000 and current assets of $113,806,000 including $32,498,000 in cash, cash equivalents, and short term investments. During the May 1998 quarter, the Company purchased 128,300 shares of its stock at a cost of $3,666,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures, stock buyback program and cash dividend requirements in fiscal 1999.

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

         b) There were no reports on Form 8-K filed for the three months ended May 31, 1998.

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

Dated:  July 13, 1998