Form 10-Q
period 1998-08-31
LEARONAL INC
filed 1998-10-15
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   August 31, 1998

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


                           Yes  X         No


As of October 9, 1998, 12,534,757 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
PART I.           FINANCIAL INFORMATION:

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets at
                  August 31, 1998 (Unaudited) and February 28, 1998                                               3

                  Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended August 31, 1998 and 1997
                  (Unaudited)                                                                                     4

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended August 31, 1998 and 1997 (Unaudited)                                                      5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                                7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      11


PART II.          OTHER INFORMATION:

Item 4.           Submission of Matters to a Vote of Security Holders                                            14

Item 6.           Exhibits and Reports on Form 8-K                                                               14

                  Signatures                                                                                     15

                                   FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     Aug. 31, 1998     Feb.28, 1998
                                                                                     -------------     ------------
                                                                                      (Unaudited)         (Note)
ASSETS                                                                                       (in thousands)
Current Assets:
    Cash and cash equivalents                                                          $  26,635         $  19,653
    Investments available-for-sale                                                         2,709             2,734
    Investments held-to-maturity                                                           7,660             8,871
    Receivables, less allowances                                                          46,092            52,228
    Inventories                                                                           26,858            28,406
    Deferred tax assets                                                                    1,424             1,468
    Other current assets                                                                   3,609             2,233
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     114,987           115,593

Investments in unconsolidated affiliates                                                   8,698             9,207

Property, plant and equipment                                                             74,322            69,749
Less accumulated depreciation                                                            (32,583)          (29,257)
                                                                                       ---------         ---------
                                                                                          41,739            40,492
Patents at cost, less amortization                                                           620               585
Other assets                                                                               5,681             5,163
                                                                                       ---------         ---------
TOTAL ASSETS                                                                           $ 171,725         $ 171,040
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                      $   4,570         $     557
    Accounts payable                                                                      14,899            16,538
    Accrued expenses and other liabilities                                                10,427            11,181
    Income taxes                                                                           6,903             8,221
    Current portion of long-term debt                                                        722               741
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                 37,521            37,238

Long-term debt, less current portion                                                       2,037             2,422
Deferred tax liabilities                                                                   2,474             2,464
Minority interests                                                                         7,568             6,984
Stockholders' Equity:
    Common stock, par value $1 per share - authorized 35,000,000 shares, issued
      14,042,201 shares including 1,511,716 shares at August 31, 1998 and
      1,318,151 shares at February 28, 1998 held in treasury                              14,042            14,042
    Additional paid-in capital                                                             5,479             5,230
    Retained earnings                                                                    121,861           116,420
    Unrealized holding gains on investments                                                  417               548
    Cost of common stock in treasury                                                     (23,243)          (17,581)
    Cumulative translation adjustment                                                      3,569             3,273
                                                                                       ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                                               122,125           121,932
                                                                                       ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                               $ 171,725         $ 171,040
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

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Six Months Ended                Three Months Ended
                                                        August 31                       August 31
                                                -----------------------         ------------------------
                                                  1998            1997            1998            1997
                                                --------        --------        --------        --------
                                                            (in thousands - except share data)
Net sales                                       $114,226        $121,134        $ 55,270        $ 61,393
Interest income                                      744             637             411             290
Other income - net                                 1,112             911             357             188
                                                --------        --------        --------        --------
                                                 116,082         122,682          56,038          61,871

Costs and expenses:
  Cost of sales                                   78,950          87,802          37,573          44,932
  Selling, general and administrative             21,552          19,064          10,932           9,530
  Research and development                         2,112           1,842           1,007             906
  Interest expense                                   278             285             174             149
  Minority interests                                 852             904             418             385
                                                --------        --------        --------        --------

Total costs and expenses                         103,744         109,897          50,104          55,902
                                                --------        --------        --------        --------

Income before income taxes                        12,338          12,785           5,934           5,969

Income taxes                                       3,371           3,829           1,625           1,792
                                                --------        --------        --------        --------



NET INCOME                                      $  8,967        $  8,956        $  4,309        $  4,177
                                                ========        ========        ========        ========

Net income per share                            $    .71        $    .70        $    .34        $    .33
                                                ========        ========        ========        ========

Net income per share - assuming dilution        $    .69        $    .69        $    .34        $    .32
                                                ========        ========        ========        ========

See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                           August 31
                                                               --------------------------------
                                                                 1998                    1997
                                                               --------                --------

                                                                        (in thousands)
OPERATING ACTIVITIES
  Net income                                                   $  8,967                $  8,956
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                            2,797                   2,650
         Provision for bad debts                                    176                     418
         Equity in earnings of unconsolidated
           affiliates net of dividends received                    (195)                     16
         Deferred income taxes                                       53                    (276)
         Minority interests                                         852                     904
         Gain on sales of investments
           available-for-sale                                      (106)                    (61)
         Changes in operating assets and liabilities:
           Receivables                                            6,870                  (6,961)
           Inventories                                            1,814                  (1,538)
           Other current assets                                  (1,283)                    (12)
           Other receivables                                        225                    (501)
           Accounts payable                                      (2,242)                  3,787
           Accrued expenses and other liabilities                  (299)                    919
           Income taxes payable                                  (1,225)                  1,132
           Other assets                                          (1,238)                    678
                                                               --------                --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        15,166                  10,111

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (net)
         and patents                                             (3,905)                 (5,401)
  Proceeds from sales of investments available-for-sale             241                   5,735
  Purchases of investments available-for-sale                      (237)                   (209)
  Purchases of investments held-to-maturity                      (5,351)                 (7,511)
  Redemptions of investments held-to-maturity                     6,689                   6,036
                                                               --------                --------
NET CASH USED IN INVESTING ACTIVITIES                            (2,563)                 (1,350)

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                      Six Months Ended
                                                                         August 31
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------         --------
                                                                      (in thousands)
FINANCING ACTIVITIES
  Dividends paid                                                 $ (3,526)        $ (3,287)
  Dividends paid to minority shareholders                            (322)             (46)
  Proceeds from notes payable                                       4,000
  Payments on debt obligations                                       (404)            (412)
  Proceeds from exercise of stock options                             285              339
  Purchases of treasury stock                                      (5,846)          (3,854)
                                                                 --------         --------
NET CASH USED IN FINANCING ACTIVITIES                              (5,813)          (7,260)

Effect of exchange rate changes on cash and
  cash equivalents                                                    192             (331)
                                                                 --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                               6,982            1,170
 Cash and cash equivalents at beginning of the year                19,653           18,117
                                                                 --------         --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                           $ 26,635         $ 19,287
                                                                 ========         ========


SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                       $    278         $    275
  Income taxes                                                      4,387            2,998

See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1998 annual report to shareholders. The results of operations for the period ended August 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share. Earnings per share for the three months and six months ended August 31 follow:

                                              Six months ended                      Three months ended
                                                  August 31                             August 31
                                       ------------------------------        ------------------------------
                                           1998               1997              1998                1997
                                       -----------        -----------        -----------        -----------
Numerator for basic and
  diluted earnings per share
   - net income                        $ 8,967,000        $ 8,956,000        $ 4,309,000        $ 4,177,000
                                       -----------        -----------        -----------        -----------

Denominator:
  Denominator for basic
  earnings per share
 - weighted average shares              12,604,096         12,836,542         12,561,079         12,786,071

Effect of dilutive securities:
   Employee stock options                  331,659            192,878            287,862            255,776
                                       -----------        -----------        -----------        -----------

Denominator for diluted
  earnings per share - adjusted
  weighted average shares
  and assumed conversions               12,935,755         13,029,420         12,848,941         13,041,847
                                       ===========        ===========        ===========        ===========

Net income per share                   $       .71        $       .70        $       .34        $       .33
                                       ===========        ===========        ===========        ===========
Net income per share -
  assuming dilution                    $       .69        $       .69        $       .34        $       .32
                                       ===========        ===========        ===========        ===========

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE C - INVENTORIES

Inventories consist of the following:

                                                              Aug. 31, 1998                           Feb. 28, 1998
                                                              -------------                           -------------
                  Raw materials                               $ 13,301,000                              $12,772,000
                  Finished goods                                13,557,000                               15,634,000
                                                               -----------                              -----------
                                                               $26,858,000                              $28,406,000
                                                               ===========                              ===========

Domestic gold and silver inventories as of August 31, 1998 and 1997 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at August 31, 1998 and February 28, 1998 would have been $1,742,000 and $2,042,000 higher, respectively.

NOTE D - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the six months ended August 31. The May 1997 period has been restated for the 3 for 2 stock split effective August 19, 1997.

                                                                                1998                1997
                                                                             -----------        -----------
         Dividends declared                                                  May                May
         Dividends paid                                                      June               June
         Dividends declared                                                  July               July
         Dividends paid                                                      August             August
         Dividends per common share:
           Quarter ended May 31                                              $      0.14        $      0.13
           Quarter ended August 31                                           $      0.14        $      0.13

         Number of outstanding shares on which dividend was declared:
           Quarter ended May 31                                               12,613,557         12,812,357
           Quarter ended August 31                                            12,575,728         12,798,602

         Amount of dividends:
           Quarter ended May 31                                              $ 1,766,000        $ 1,623,000
           Quarter ended August 31                                             1,760,000          1,664,000
                                                                             -----------        -----------
                                                                             $ 3,526,000        $ 3,287,000
                                                                             ===========        ===========

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE E - OTHER INCOME

Other income consists of the following:

                                              Six Months Ended                       Three Months Ended
                                                 August 31                               August 31
                                     -------------------------------         -------------------------------
                                        1998                1997                1998                1997
                                     -----------         -----------         -----------         -----------
Royalty and commission income        $   938,000         $   931,000         $   452,000         $   443,000
Equity in earnings of
   unconsolidated affiliates             403,000             453,000             126,000             198,000
Foreign currency losses                 (451,000)           (693,000)           (263,000)           (569,000)
Investment income and other              222,000             220,000              42,000             116,000
                                     -----------         -----------         -----------         -----------
                                     $ 1,112,000         $   911,000         $   357,000         $   188,000
                                     ===========         ===========         ===========         ===========

NOTE F - COMPREHENSIVE INCOME

On March 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

The components of comprehensive income, net of related tax, for the six months and three months ended August 31 are as follows:

                                           Six Months Ended                       Three Months Ended
                                              August 31                               August 31
                                   -------------------------------         -------------------------------
                                      1998                1997                 1998                1997
                                   -----------         -----------         -----------         -----------
Net income as reported             $ 8,967,000         $ 8,956,000         $ 4,309,000         $ 4,177,000
  Unrealized (losses) gains
     on securities                    (131,000)             14,000            (112,000)             18,000
  Foreign currency
     translation adjustment            296,000            (837,000)          1,260,000           1,198,000
                                   -----------         -----------         -----------         -----------
  Comprehensive income             $ 9,132,000         $ 8,133,000         $ 5,457,000         $ 5,393,000
                                   ===========         ===========         ===========         ===========

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

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

This report and other Company reports identify many factors affecting its future business prospects including: economic conditions, currency exchange rates, inflation, competition, new product introductions, pricing, future market demand and customer requirements. Changes in any of these factors could have a significant impact on future results of the Company.

Six months ended August 31, 1998 and August 31, 1997

Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales increased $2,884,000 or 5% to $66,513,000 in the August 1998 period, from $63,629,000 in the August 1997 period. Process sales increased 10% in Asia, 2% in the United States and decreased 3% in Europe in the August 1998 period. In the August 1997 period, process sales increased 19% from the August 1996 period, primarily from increased process sales both in Asia and the United States. The slower sales growth in Asia in the August 1998 period is due to a downturn in Asian economies related to the devaluation of foreign currencies and general economic recession which started during the second half of 1997. Additionally, beginning during the quarter ended May 1998 and continuing through September 1998, there has been a reduction in demand for electronic components on a worldwide basis. This environment is expected to continue for the next several quarters. Approximately 75% of the Company's process sales are supplied to customers for electronic applications. Precious metal content and other sales totaled $47,713,000 in the August 1998 period, a decrease of $9,792,000 or 17% from $57,505,000 in the August 1997 period primarily due to decreased precious metal content sales volume in the United States and lower gold metal prices. The average gold price per troy ounce for the August 1998 and August 1997 periods were $295 and $338, respectively.

Cost of sales decreased $8,852,000 in the August 1998 period. The decrease was principally due to decreased precious metal sales. The August 1998 period reflects increased gross profits of $1,944,000 or 6%, as well as an increase in the Company's overall gross profit percentage from 27.5% to 30.9%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales. Unit margins for certain processes for the printed circuit industry continued to erode in the 1998 period due to the competitive environment and pressures asserted by end use customers.

Selling, general, and administrative expenses increased $2,488,000 or 13% in the August 1998 period. The increases occurred in all geographic regions, as the Company has added sales and technical personnel to support new products and the increased demand from customers for technical services. In addition, the increase in selling, general, and administrative expenses includes approximately $700,000 related to non-capitalizable costs associated with implementing global information system upgrades, which are year 2000 compliant. The Company currently believes its year 2000 implementation program will be

                                   FORM 10-Q
                        LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

completed in 1999.

Research and development expenses increased $270,000 or 15% to $2,112,000 in the August 1998 period from $1,842,000 in the August 1997 period. The increase is primarily due to increased personnel costs which are necessary to support existing product lines and new product development. Expenses are expected to continue at these levels for the remainder of the fiscal year.

The effective income tax rate decreased in the August 1998 period to 27% from 30% in the August 1997 period. This is principally due to an increase in the percentage of earnings at the Company's foreign subsidiaries which are taxed at lower rates than those of the Company's domestic operations.

Net income increased $11,000 in the August 1998 period, primarily due to increased gross profits from increased process sales and lower effective income tax rates, partially offset by increased selling, general and administrative expenses.

At August 31, 1998, the Company had working capital of $77,466,000 and current assets of $114,987,000 including $37,004,000 in cash, cash equivalents, and short term investments. During the August 1998 period, the Company purchased 224,500 shares of its stock at a cost of $5,846,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures, stock buyback program and cash dividend requirements in fiscal 1999. It is estimated that worldwide expenditures for software, hardware, training, and implementation of new information systems which are year 2000 compliant will total less than $3,000,000, of which approximately 50% has been recorded as of August 31, 1998.

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Three months ended August 31, 1998 and August 31, 1997

Net sales decreased $6,123,000 or 10% from $61,393,000 in the August 1997 quarter to $55,270,000 in the August 1997 quarter. Process sales increased $1,269,000 or 4% to $32,875,000 in the August 1998 quarter, from $31,606,000 in the August 1997 quarter. Increases occurred in Asia and the United States, while process sales in Europe decreased. Precious metal content and other sales totaled $22,395,000 in the August 1998 quarter, a decrease of $7,392,000 or 25% from $29,787,000 in the August 1997 quarter primarily due to decreased precious metal content sales volume in the United States and lower gold metal prices. The average gold price per troy ounce for the August 1998 and August 1997 quarters were $290 and $330, respectively.

Cost of sales decreased $7,359,000 in the August 1998 quarter. The decrease was principally due to decreased precious metal sales. The August 1998 quarter reflects increased gross profits of $1,236,000 or 8%, as well as an increase in the Company's overall gross profit percentage from 26.8% to 32.0%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

Selling, general, and administrative expenses increased $1,402,000 or 15% in the August 1998 quarter. The increases occurred in all regions and reflects the cost of additional sales and technical personnel and the cost of implementing information system upgrades which are year 2000 compliant.

Research and development expenses increased $101,000 or 11% to $1,007,000 in the August, 1998 quarter from $906,000 in the August 1997 quarter. The increase is primarily due to increased personnel costs to support existing product lines and new product development.

The effective income tax rate decreased in the August 1998 quarter to 27% from 30% in the August 1997 quarter. This is principally due to an increase in the percentage of earnings from the Company's foreign subsidiaries which are taxed at lower rates than the Company's domestic operations.

Net income increased $132,000 or 3% in the August 1998 quarter, primarily due to increased gross profits from increased process sales and lower effective income tax rates, partially offset by increased selling, general and administrative expenses.

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Annual Meeting of Stockholders of the Registrant was held on July 21, 1998.

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

         c) The Stockholders approved the employment of Ernst & Young LLP as auditors of the Corporation for the current fiscal year.

         d) The Stockholders approved an amendment of the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $1.00 per share, which the Corporation may issue, from 15,000,000 to 35,000,000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

         b) There were no reports on Form 8-K filed for the three months ended August 31, 1998.

                                    FORM 10-Q
                         LeaRonal, Inc. and Subsidiaries

                           PART II - OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       LeaRonal, Inc.
                                                       (Registrant)




                                                       /s/ Ronald Ostrow
                                                       Ronald Ostrow
                                                       President and
                                                       Chief Executive Officer




                                                       /s/ David Rosenthal
                                                       David Rosenthal
                                                       Vice President - Finance
                                                       and Treasurer


Dated:  October 12, 1998