Form 10-Q
period 1998-11-30
LEARONAL INC
filed 1999-01-14
CIK 58172

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  November 30, 1998
                  -------------------

Commission File Number  0-3183
                       --------


                                 LeaRonal, Inc.
             -----------------------------------------------------
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

                                  516 868-8800
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of January 12, 1999, 12,546,557 shares of the registrant's Common Stock, $1 par value, were outstanding.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I.      FINANCIAL INFORMATION:

Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets at
             November 30, 1998 (Unaudited) and February 28, 1998                        3

             Condensed Consolidated Statements of Income for the Nine
             Months and Three Months Ended November 30, 1998
             and 1997      (Unaudited)                                                  4

             Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended November 30, 1998 and 1997 (Unaudited)                        5

             Notes to Condensed Consolidated Financial Statements (Unaudited)           7


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 11


PART II.     OTHER INFORMATION:

Item 6.      Exhibits and Reports on Form 8-K                                          14

             Signatures                                                                15

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    Nov. 30, 1998    Feb. 28, 1998
                                                                                    -------------    -------------
                                                                                    (unaudited)         (Note)
                                                                                           (in thousands)
ASSETS

Current Assets:
     Cash and cash equivalents                                                        $  27,291        $  19,653
     Investments available-for-sale                                                       2,882            2,734
     Investments held-to-maturity                                                        10,755            8,871
     Receivables, less allowances                                                        49,901           52,228
     Inventories                                                                         27,369           28,406
     Deferred income taxes                                                                1,511            1,468
     Other current assets                                                                 2,358            2,233
                                                                                      ---------        ---------
TOTAL CURRENT ASSETS                                                                    122,067          115,593

Investments in unconsolidated affiliates                                                  9,584            9,207

Property, plant and equipment                                                            76,767           69,749
Less accumulated depreciation                                                           (33,812)         (29,257)
                                                                                      ---------        ---------
                                                                                         42,955           40,492
Patents at cost, less amortization                                                          613              585
Other assets                                                                              5,607            5,163
                                                                                      ---------        ---------
TOTAL ASSETS                                                                          $ 180,826        $ 171,040
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                                                        4,758        $     557
     Accounts payable                                                                    14,996           16,538
     Accrued expenses and other liabilities                                              12,463           11,181
     Income Taxes                                                                         7,882            8,221
      Current portion of long-term debt                                                     733              741
                                                                                      ---------        ---------
TOTAL CURRENT LIABILITIES                                                                40,832           37,238

Long-term debt, less current portion                                                      1,861            2,422
Deferred income taxes                                                                     2,438            2,464
Minority interests                                                                        8,369            6,984
Stockholders' Equity:
     Common stock, par value $1 per share -authorized 35,000,000 shares, issued
        14,042,201 shares including 1,497,994 shares at November 30, 1998 and
        30, 1997 and
        1,318,151 shares at February 28, 1998 held in treasury                           14,042           14,042
     Additional paid-in capital                                                           5,559            5,230
     Retained earnings                                                                  125,320          116,420
     Unrealized holding gains on investments                                                477              548
     Cost of common stock in treasury                                                   (23,161)         (17,581)
     Cumulative translation adjustment                                                    5,089            3,273
                                                                                      ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                              127,326          121,932
                                                                                      ---------        ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 180,826        $ 171,040
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

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Nine Months Ended            Three Months Ended
                                                     November 30                  November 30
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
                                                            (in thousands - except share data)
Net Sales                                      $171,907       $183,289       $ 57,681       $ 62,155
Interest income                                   1,187            443            278
                                                                                                 915
Other income - net                                2,538          1,073          1,426            162
                                               --------       --------       --------       --------
                                                175,632        185,277         59,550         62,595

Costs and expenses:
     Cost of sales                              118,005        130,261         39,055         42,459
     Selling, general and administrative         32,591         28,977         11,039          9,913
     Research and development                     3,162          2,809          1,050            967
     Interest expense                               513            418            235            133
     Minority interests                           1,565          1,398            713            494
                                               --------       --------       --------       --------

Total costs and expenses                        155,836        163,863         52,092         53,966
                                               --------       --------       --------       --------

Income before income taxes                       19,796         21,414          7,458          8,629
Income taxes                                      5,623          6,583          2,252          2,754
                                               --------       --------       --------       --------

NET INCOME                                     $ 14,173       $ 14,831       $  5,206       $  5,875
                                               ========       ========       ========       ========


Net income per share                           $   1.13       $   1.16       $    .42       $    .46
                                               ========       ========       ========       ========

Net income per share assuming dilution         $   1.10       $   1.14       $    .41       $    .45
                                               ========       ========       ========       ========

See notes to condensed consolidated financial statements (unaudited).

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    November 30
                                                                                1998            1997
                                                                              --------        --------

                                                                                    (in thousands)
OPERATING ACTIVITIES                                                          $ 14,173        $ 14,831
  Net income
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                          4,510           3,920
          Provision for bad debts                                                  190             506
          Equity in earnings of unconsolidated affiliates
              net of dividends received                                           (209)           (256)
          Deferred income taxes                                                   (104)           (311)
          Minority interests                                                     1,565           1,398
          Gain on sales of investments available-for-sale                         (109)            (62)
          Changes in operating assets and liabilities:
            Receivables                                                          3,853          (9,024)
            Inventories                                                          1,452            (688)
            Other current assets                                                     3             765
            Other receivables                                                      376            (319)
            Accounts payable                                                    (2,122)          3,254
            Accrued expenses and other liabilities                                 643             317
            Income taxes payable                                                  (348)          2,288
            Other assets                                                        (1,216)            119
                                                                              --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       22,657          16,738

INVESTING ACTIVITIES
  Purchase of property, plant and equipment (net)                               (6,325)         (9,110)
  Proceeds from sales of investments available-for-sale                            248           5,737
  Purchases of investments available-for-sale                                     (246)           (212)
  Purchases of investments held-to-maturity                                    (14,461)        (10,298)
  Redemption of investments held-to-maturity                                    13,083          10,068
                                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                           (7,701)         (3,815)


See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                    Nine Months Ended
                                                                       November 30
                                                                  1998            1997
                                                                --------        --------
                                                                      (in thousands)

FINANCING ACTIVITIES
   Dividends paid                                               $ (5,273)       $ (4,942)
   Dividends paid to minority shareholders                          (322)           (304)
   Proceeds from notes payable                                     4,444
   Payments on debt obligations                                     (867)           (652)
   Proceeds from exercise of stock options                           386             496
   Purchases of treasury stock                                    (5,846)         (4,812)
                                                                --------        --------
NET CASH USED IN FINANCING ACTIVITIES                             (7,478)        (10,214)

Effect of exchange rate changes on cash and                          160             223
                                                                --------        --------
  cash equivalents
INCREASE IN CASH AND CASH EQUIVALENTS                              7,638           2,932

Cash and cash equivalents at beginning of the year                19,653          18,117
                                                                --------        --------
CASH AND CASH EQUIVALENTS
  AT END OF THE PERIOD                                          $ 27,291        $ 21,049
                                                                ========        ========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                      $    463        $    449
  Income taxes                                                     5,880           4,536




See notes to condensed consolidated financial statements (unaudited)

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 28, 1998 annual report to shareholders. The results of operations for the period ended November 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share. Earnings per share for the nine months and three months ended November 30 are as follows:

                                           Nine Months ended                    Three months ended
                                              November 30                          November 30
                                         1998              1997              1998              1997
                                      -----------       -----------       -----------       -----------
Numerator for basic and
  diluted earnings per share
   - net income                       $14,173,000       $14,831,000       $ 5,206,000       $ 5,875,000

Denominator:
  Denominator for basic
  earnings per share
  - weighted average shares            12,584,299        12,810,495        12,536,200        12,754,225

Effect of dilutive securities:
   Employee stock options                 290,910           243,537           209,410           344,854
                                      -----------       -----------       -----------       -----------

Denominator for diluted
  earnings per share - adjusted
  weighted average shares
  and assumed conversions              12,875,209        13,054,032        12,745,610        13,099,079
                                      ===========       ===========       ===========       ===========

Net income per share                  $      1.13       $      1.16       $      0.42       $      0.46
                                      ===========       ===========       ===========       ===========
Net income per share -
  assuming dilution                   $      1.10       $      1.14       $      0.41       $      0.45
                                      ===========       ===========       ===========       ===========

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)
NOTE C - INVENTORIES

Inventories consist of the following:

                                                                 Nov. 30, 1998          Feb. 28, 1998
                                                                 -------------          -------------
                  Raw materials                                  $14,711,000             $12,772,000
                  Finished goods                                  12,658,000              15,634,000
                                                                 -----------             -----------
                                                                 $27,369,000             $28,406,000
                                                                 ===========             ===========

Domestic gold and silver inventories as of November 30, 1998 and 1997 are carried at the lower of cost (last-in, first out [LIFO] method) or market. All other inventories are carried at the lower of cost (first-in, first-out [FIFO] method) or market. If the FIFO method of accounting had been used by the Company, domestic gold and silver inventories at November 30, 1998 and February 28, 1998 would have been $1,793,000 and $2,042,000 higher, respectively.

NOTE D - STOCKHOLDERS' EQUITY

The following information pertains to cash dividends for the nine months ended November 30. The May 1997 period has been restated for the 3 for 2 stock split effective August 19, 1997.


                                                         1998                  1997
                                                         ----                  ----
Dividends declared                                       May                   May
Dividends paid                                           June                  June
Dividends declared                                       July                  July
Dividends paid                                           August                August
Dividends declared                                       October               October
Dividends paid                                           November              November
Dividends per common share:
  Quarter ended May 31                                   $0.14                $0.13
  Quarter ended August 31                                $0.14                $0.13
  Quarter ended November 30                              $0.14                $0.13

Number of outstanding shares on which dividend was
 declared:
  Quarter ended May 31                                    12,613,557           12,812,357
  Quarter ended August 31                                 12,575,728           12,798,602
  Quarter ended November 30                               12,536,670           12,727,951

Amount of dividends:
  Quarter ended May 31                                   $ 1,766,000          $ 1,623,000
  Quarter ended August 31                                  1,760,000            1,664,000
  Quarter ended November 30                                1,747,000            1,655,000
                                                         -----------          -----------
                                                         $ 5,273,000          $ 4,942,000
                                                         ===========          ===========

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE E - OTHER INCOME

Other income consists of the following:

                                            Nine Months Ended                    Three Months Ended
                                               November 30                          November 30
                                      ------------------------------        -----------------------------
                                         1998               1997               1998              1997
                                      -----------        -----------        -----------       -----------
Royalty and commission income         $ 1,630,000        $ 1,425,000        $   692,000       $   494,000
Equity in earnings of
   unconsolidated affiliates              639,000            727,000            236,000           274,000
Foreign currency (losses) gains           (21,000)        (1,347,000)           430,000          (654,000)
Investment income and other               290,000            268,000             68,000            48,000
                                      -----------        -----------        -----------       -----------
                                      $ 2,538,000        $ 1,073,000        $ 1,426,000       $   162,000
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

The components of comprehensive income, net of related tax, for the nine months and three months ended November 30 are as follows:

                                            Nine Months Ended                        Three Months Ended
                                               November 30                              November 30
                                         1998                1997               1998               1997
                                     ------------        ------------       ------------       ------------
Net Income as reported               $ 14,173,000        $ 14,831,000       $  5,206,000       $  5,875,000
  Unrealized (losses) gains on
    securities                            (71,000)             27,000             60,000             13,000
  Foreign currency translation
adjustment                              1,308,000             250,000          1,064,000            816,000
                                     ------------        ------------       ------------       ------------
Comprehensive income                 $ 15,410,000        $ 15,108,000       $  6,330,000       $  6,704,000
                                     ============        ============       ============       ============

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

NOTE G - SUBSEQUENT EVENT

On December 20, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rohm and Haas Company ("Rohm and Haas") pursuant to which a Rohm and Haas subsidiary has commenced a tender offer (the "Offer") to purchase all of the Company's issued and outstanding shares for $34.00 per share in cash. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer (scheduled for January 22, 1999) a number of shares representing at least two-thirds of the Company's outstanding shares on a fully diluted basis. Following the successful completion of the Offer, any shares not purchased in the Offer (except for shares as to which any applicable dissenters' rights have been perfected) will be converted into the right to receive $34.00 per share in cash in a second-step merger (the "Merger"). The Offer and Merger are subject to certain regulatory and other conditions.

Simultaneously with the execution and delivery of the Merger Agreement, certain stockholders of the Company together owning approximately 29% of the Company's outstanding shares agreed to tender their shares into the Offer and also granted Rohm and Haas an irrevocable option to purchase such shares under certain circumstances.

The Company expects to incur up to approximately $5 million of merger-related charges in the fourth quarter of fiscal 1999.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

This report and other Company reports identify many factors affecting its future business prospects including: economic conditions, currency exchange rates, inflation, competition, new product introductions, pricing, future market demand, customer requirements, and changes in our corporate ownership. Changes in any of these factors could have a significant impact on future results of the Company.

Nine months ended November 30, 1998 and November 30, 1997

Net sales consists of sales of proprietary and patented specialty electronic and imaging chemicals, referred to as "process sales," the precious metal content of its electroplating processes, and sales of other products. Process sales amounted to $99,589,000 in the November 1998 period compared with $99,575,000 in the November 1997 period. Process sales increased 6% in Asia, decreased 2% in the United States and decreased 6% in Europe in the November 1998 period. The rate of sales growth in Asia slowed in the November 1998 period due to a downturn in Asian economies related to the devaluation of foreign currencies and general economic recession which started during the second half of 1997. During the 1998 period there has generally been a reduction in demand for electronic components on a worldwide basis. Approximately 75% of the Company's process sales are supplied to customers for electronic applications. Precious metal content and other sales totaled $72,318,000 in the November 1998 period, a decrease of $11,396,000 or 14% from $83,714,000 in the November 1997 period primarily due to decreased precious metal content sales volume and lower gold metal prices. The average gold price per troy ounce for the November 1998 and November 1997 periods were $295 and $331, respectively.

Cost of sales decreased $12,256,000 in the November 1998 period. The decrease was principally due to decreased precious metal content sales. The November 1998 period reflects a 2% increase in gross profits. The Company's overall gross profit percentage increased from 28.9% to 31.3%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales, and a change in product mix. Unit margins for certain processes for the printed circuit industry continued to erode in the 1998 period due to the competitive environment and pressures asserted by end use customers.

Selling, general, and administrative expenses increased $3,614,000 or 12% in the November 1998 period. The increases occurred in all geographic regions, as the Company has added sales and technical personnel to support new products and the increased demand from customers for technical services. In addition, the increase in selling, general, and administrative expenses includes approximately $1,100,000 related to non-capitalizable costs associated with implementing global information system upgrades, which are year 2000 compliant. The Company currently believes its year 2000 implementation program will be completed in 1999.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Other income includes royalty and commission income, earnings of unconsolidated affiliates, foreign currency losses, and investment income. The November 1997 period includes $1,347,000 of foreign currency losses attributable to the decrease in value of the Taiwan dollar and Singapore dollar against the U.S. dollar. The November 1998 period includes net foreign currency losses of $21,000. In addition, royalty and commission income increased $206,000 in the November period principally due to increased royalty income received from the Company's Japanese affiliate.

Research and development expenses increased $353,000 or 13% to $3,162,000 in the November 1998 period from $2,809,000 in the November 1997 period. The increase is primarily due to increased personnel costs to support existing product lines and new product development.

The effective income tax rate decreased in the November 1998 period to 28% from 31% in the November 1997 period. This is principally due to an increase in the percentage of earnings at the Company's foreign subsidiaries which are taxed at lower rates than those of the Company's domestic operations.

Net income decreased $658,000 in the November 1998 period, primarily due to increased selling, general and administrative expenses, and to a lesser extent, increased research and development expenses, and minority interest which were partially offset by increased gross margins, other income and lower effective income tax rates.

At November 30, 1998, the Company had working capital of $81,235,000 and current assets of $122,067,000 including $40,928,000 in cash, cash equivalents, and short term investments. During the November 1998 period, the Company purchased 224,500 shares of its stock at a cost of $5,846,000. The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from operations will be sufficient to fund its anticipated capital expenditures. It is estimated that worldwide expenditures for software, hardware, training, and implementation of new information systems which are year 2000 compliant will total less than $3,000,000, of which approximately more than 50% has been recorded as of November 30, 1998. In addition, the Company expects to incur up to approximately $5,000,000 of merger-related charges in the fourth quarter of 1999, none of which were recorded in the November 1998 period.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Three months ended November 30, 1998 and November 30, 1997

Net sales decreased $4,474,000 or 7% from $62,155,000 in the November 1997 quarter to $57,681,000 in the November 1998 quarter. Process sales decreased $1,970,000 or 6% to $33,076,000 in the November 1998 quarter, from $35,046,000 in the November 1997 quarter. In the November 1998 quarter, process sales in Asia were flat, while process sales in the United States and Europe decreased approximately 5%. Precious metal content and other sales totaled $24,605,000 in the November 1998 quarter, a decrease of $2,504,000 or 9% from $27,109,000 in the November 1997 quarter primarily due to decreased precious metal content sales volume in the United States and lower gold metal prices. The average gold price per troy ounce for the November 1998 and November 1997 quarters were $293 and $318, respectively.

Cost of sales decreased $3,404,000 in the November 1998 quarter. The decrease was principally due to decreased precious metal content sales and decreased process sales. The November 1998 quarter reflects decreased gross profits of $1,070.000 or 5% due to decreased sales. The Company's overall gross profit percentage increased from 31.7% to 32.3%, principally due to the increase in process sales, which have a higher gross margin, as a percentage of total sales.

Selling, general, and administrative expenses increased $1,126,000 or 11% in the November 1998 quarter. The increases occurred in all regions and reflects the cost of additional sales and technical personnel and the cost of implementing information system upgrades which are year 2000 compliant.

Other income increased $1,264,000 in the November 1998 quarter principally due to foreign currency gains related to the strengthening of the Taiwan dollar against the U.S. dollar and increased royalty income from the Company's Japanese affiliate.

Research and development expenses increased $83,000 or 9% to $1,050,000 in the November, 1998 quarter from $967,000 in the November 1997 quarter. The increase is primarily due to increased personnel costs to support existing product lines and new product development.

The effective income tax rate decreased in the November 1998 quarter to 30% from 32% in the November 1997 quarter. This is principally due to an increase in the percentage of earnings from the Company's foreign subsidiaries which are taxed at lower rates than the Company's domestic operations.

Net income decreased $669,000 or 11% in the November 1998 quarter, primarily due to decreased gross profit from reduced sales, increased selling, general and administrative expenses, partially offset by increased other income and lower effective income tax rates.

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries


                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         The independent auditors are not examining this Form 10-Q prior to submission by the Registrant.

b) On December 23, 1998, the Company filed a report on Form 8-K related to the Company's agreement to be acquired by Rohm and Haas Company.

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


                                                    LeaRonal, Inc.
                                                    -------------------------
                                                    (Registrant)




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

Dated:  January 12, 1999