Form 10-Q/A
period 1998-11-30
LEARONAL INC
filed 1999-02-11
CIK 58172

                                 FORM 10-Q/A

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

                                    FORM 10-Q

                         LeaRonal, Inc. and Subsidiaries

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Nine Months Ended            Three Months Ended
                                                     November 30                  November 30
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
                                                            (in thousands - except share data)
Net Sales                                      $171,907       $183,289       $ 57,681       $ 62,155
Interest income                                   1,187            915            443            278
Other income - net                                2,538          1,073          1,426            162
                                               --------       --------       --------       --------
                                                175,632        185,277         59,550         62,595

Costs and expenses:
     Cost of sales                              118,005        130,261         39,055         42,459
     Selling, general and administrative         32,591         28,977         11,039          9,913
     Research and development                     3,162          2,809          1,050            967
     Interest expense                               513            418            235            133
     Minority interests                           1,565          1,398            713            494
                                               --------       --------       --------       --------

Total costs and expenses                        155,836        163,863         52,092         53,966
                                               --------       --------       --------       --------

Income before income taxes                       19,796         21,414          7,458          8,629
Income taxes                                      5,623          6,583          2,252          2,754
                                               --------       --------       --------       --------

NET INCOME                                     $ 14,173       $ 14,831       $  5,206       $  5,875
                                               ========       ========       ========       ========


Net income per share                           $   1.13       $   1.16       $    .42       $    .46
                                               ========       ========       ========       ========

Net income per share assuming dilution         $   1.10       $   1.14       $    .41       $    .45
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

Dated:  February 11, 1999